Form 10-Q
period 1996-03-31
INSIGNIA FINANCIAL GROUP INC
filed 1996-05-10
CIK 870480

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                          FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934


              For the period ended March 31, 1996


                              or


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934


       For the transition period from........to........

                Commission file number 0-19066

                INSIGNIA FINANCIAL GROUP, INC.
    (Exact name of registrant as specified in its charter)



      Delaware                                 13-3591193
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

One Insignia Financial Plaza, P.O. Box 1089      29602
      Greenville, South Carolina               (Zip Code)
   (Address of principal executive offices)


 Registrant's telephone number, including area code (864) 239-1000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of March 31, 1996, there were outstanding 26,012,326 shares of Class A Common Stock, and 15,000 shares of 7.5% Step-Up Rate Cumulative Convertible Preferred Stock.

       INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES


                          FORM 10-Q


            QUARTERLY PERIOD ENDED MARCH 31, 1996



                            INDEX

                     Page No.

PART I         FINANCIAL INFORMATION:

      Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Statements of Income for the
           three months ended March 31, 1996 and 1995                         2

           Condensed Consolidated Balance Sheets as of
           March 31, 1996 and December 31, 1995                               3

           Condensed Consolidated Statements of Cash Flow
           for the three months ended March 31, 1996 and 1995                 4

           Notes to Condensed Consolidated Financial Statements           5 - 7

      Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations               8 - 11


PART II    OTHER INFORMATION:

      Item 1.  Legal Proceedings                                            12

      Item 6.  Exhibits and Reports on Form 8-K                             12


SIGNATURES                                                                  13

                PART I - FINANCIAL INFORMATION

Item 1.  Financial Information
- - ------------------------------

a)  Income Statement

                 INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Thousands of Dollars, except share and per share data)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                            1996           1995
                                                            ----           ----
Revenues
  Fee based services ..............................  $     36,837   $     25,909
  Interest ........................................           919            450
  Other ...........................................           587            202
  Apartment property revenues .....................         1,878           --
                                                            -----
                                                           40,221         26,561
                                                           ------         ------

Costs and Expenses
  Fee based services ..............................        26,552         17,356
  Administrative and other ........................         2,305          1,688
  Apartment property expenses .....................         1,028           --
  Interest ........................................         2,904          1,181
  Apartment property interest .....................           407           --
  Depreciation and amortization ...................         4,588          2,988
  Apartment properties depreciation ...............           269           --
                                                              ---
                                                           38,053         23,213
                                                           ------         ------

Equity earnings - limited partnership interests ...         1,454            462

Minority interests in consolidated subsidiaries ...          (202)            58
                                                             ----             --

Income before income taxes ........................         3,420          3,868

  Provision for income taxes ......................         1,300          1,547
                                                            -----          -----

Net income ........................................  $      2,120   $      2,321
                                                     ============   ============

Earnings per common share .........................  $        .07   $        .10
                                                     ============   ============

Weighted average common shares
  outstanding and dilutive common
  stock equivalents ...............................    28,817,788     21,144,388
                                                       ==========     ==========

- - ----------
See Notes to Condensed Consolidated Financial Statements.

b)  Balance Sheet

                 INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                        March 31,   December 31,
                                                          1996         1995
                                                          ----         ----
                                                      (Unaudited)

Assets
  Cash and cash equivalents ..............................   $ 56,865   $ 49,846
  Restricted cash ........................................      7,454      6,282
  Receivables ............................................     12,764     26,445
  Property and equipment .................................      8,291      7,700
  Real estate limited partnership interests ..............    126,676     60,473
  Property management contracts ..........................    127,404     88,816
  Apartment properties ...................................     25,612       --
  Costs in excess of net assets of acquired businesses ...      3,130      3,169
  Other assets ...........................................      4,167      2,678
                                                                -----      -----
    Total assets .........................................   $372,363   $245,409
                                                             ========   ========

Liabilities and Stockholders' Equity
  Liabilities:
    Accounts payable .....................................   $  1,503   $  1,497
    Accrued and sundry liabilities .......................     39,963     26,221
    Non-recourse mortgage notes payable ..................     17,970       --
    Notes payable ........................................    123,116     32,996
    Subordinated convertible note payable ................     10,000     10,000
                                                               ------     ------
                                                              192,552     70,714
                                                              -------     ------

  Redeemable convertible preferred stock .................     15,000     15,000

  Minority interests .....................................      4,997      2,682

  Stockholders' Equity:
    Common  Stock,  Class A, par  value  $.01 per  share  authorized  50,000,000 shares, issued and outstanding 26,012,326 (1996) and 25,877,666
      (1995) shares ......................................        260        259
    Additional paid-in capital ...........................    138,023    137,160
    Retained earnings ....................................     21,531     19,594
                                                               ------     ------

    Total stockholders' equity ...........................    159,814    157,013
                                                              -------    -------

    Total liabilities and stockholders' equity               $372,363   $245,409
                                                             ========   ========


NOTE:The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


See Notes to Condensed Consolidated Financial Statements.

c)  Statement of Cash Flow

                 INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Thousands of Dollars)
                                   (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
                                                              1996        1995
Operating Activities
  Net income ................................................$ 2,120     $2,321
  Adjustments to reconcile net income to net cash
  provided by operations:
    Depreciation and amortization ........................     4,588      2,988
    Apartment properties depreciation ....................       269         --
    Equity in earnings of partnerships ...................    (1,454)      (462)
    Minority interest in net losses of
    consolidated subsidiaries                                    202        (58)
    Changes in operating assets and liabilities:
      Accounts receivable ................................    (1,009)      (638)
      Other assets .......................................        79        (79)
      Accrued compensation ...............................    (4,316)    (3,742)
      Deferred income taxes ..............................    11,742          --
      Accounts payable and accrued expenses ..............     6,370         517
                                                               -----         ---
  Net cash provided by operating activities ..............    18,591         847
                                                              ------         ---

Investing activities
  Payments made for acquisition of management contracts
    and acquired businesses ...............................  (43,785)      (930)
  Acquisition of real estate limited partnership interests   (68,108)    (5,971)
  Investment in apartment properties, net of acquired cash    (9,421)         --
  Limited partnership distributions .........................  4,978      2,995
  Advances made under note agreements .......................    (90)         --
  Collections on notes receivable ........................... 14,780      1,313
  Additions to property and equipment, net ..................   (971)      (384)
  (Increase) decrease in restricted cash .................... (1,172)          7
                                                              ------           -
    Net cash used in investing activities ...................(103,789)   (2,970)
                                                             --------    ------

Financing activities
  Payments on notes payable .................................   (396)   (43,032)
  Payments on non-recourse mortgage notes ...................   (136)        --
  Proceeds from exercise of stock options ...................    944        489
  Proceeds from notes payable ............................... 90,046     37,000
  Proceeds from issuance of preferred stock .................     --     15,000
  Investment made by minority interests .....................  2,301      2,651
  Distributions made to minority interests ..................   (432)        --
  Debt and stock issuance costs .............................   (110)      (604)
                                                                ----       ----
    Net cash provided by financing activities ............... 92,217      11,504
                                                              ------      ------

Increase in cash and cash equivalents .......................  7,019      9,381
Cash and cash equivalents at beginning of period ............ 49,846     36,596
                                                              ------     ------
Cash and cash equivalents at end of period ..................$56,865    $45,977
                                                             =======    =======

- - ----------
See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1. Insignia Financial Group, Inc. ("the Company" or "Insignia") is a Delaware corporation incorporated in July 1990. The Company is a fully integrated real estate service organization performing property management, asset management, investor services, partnership administration, mortgage banking and real estate investment banking services for various ownership entities.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

3. The calculation of earnings per common share is based on the weighted average number of shares of common stock during the year and common stock equivalents of dilutive common stock options and warrants. See Exhibit 11 for the calculations of primary and fully diluted earnings per share and the applicable adjustments to net income.

4. The following is a summary of the Company's material contingencies as of March 31, 1996:

     Gillett Family Trust, et al., v., Insignia Financial Group, et al. In April 1995, six wholly-owned subsidiaries of Insignia (the "Affiliated Purchasers") commenced tender offers for limited partner interests in six partnerships: Shelter Properties I Limited Partnership; Shelter Properties II Limited Partnership; Shelter Properties III Limited Partnership; Shelter Properties IV Limited Partnerships; Shelter Properties V Limited Partnership; and Shelter Properties VI Limited Partnership (collectively, the "Shelter Properties Partnerships"). In May 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, in behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by defendants (including Insignia, the Affiliated Purchasers and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

     On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchasers (which amount has been accrued as additional purchase price, with payment to follow court approval); waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million for plaintiffs' attorney fees and expenses in the litigation (which amount is divided among the various partnerships and acquiring entities); and general releases of all the defendants. On April 23, 1996, the court gave preliminary approval of the establishment of the class for the purpose of the settlement and of the settlement terms, and ordered that notice of the settlement be sent to the class. Notice has been sent. A final hearing has been scheduled for June 24, 1996. If a certain number of class members opt out, the settlement may be canceled. Class members also have the right to object to the settlement, which could lead to alterations in the terms of settlement or even cancellation of the settlement.

     William Wallace, et al. v. Devon Associates, et al. On February 15, 1996, Devon Associates, a New York general partnership, commenced tender offers for limited partner interests in two limited partnerships, Growth Hotel Investors and Growth Hotel Investors II (the "Growth Partnerships"). Insignia controls the managing general partner of the Growth Partnerships and also owns approximately 8% of Devon Associates.

     On February 21, 1996, certain persons claiming to own limited partner interests in the Growth Partnerships filed a class action and derivative suit in the Supreme Court for the State of New York and the County of New York on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the Growth Partnerships. The defendants are Devon Associates, the general partners of Devon Associates, an affiliate of one of the general partners of Devon Associates, Insignia, and the general partners of the Growth Partnerships.

     The complaint contains allegations that, among other things, (i) the defendants breached certain fiduciary duties to the plaintiffs by, among other things, making tender offers without first shopping the Growth Partnerships or considering other alternatives to maximize the value to the limited partners, such as liquidating the properties underlying the Growth
     Partnerships: (ii) the defendants breached their fiduciary duties to the plaintiffs by, among other things, making the tender offers at an inadequate price; and (iii) the offers to purchase and other documents disseminated in relation to the tender offers were false and misleading. The complaint seeks compensatory damages, an injunction blocking the tender offers, and a Court order directing the defendants to cure certain alleged breaches of fiduciary duties.

     A second class action and derivative suit, similar in all material respects to the Wallace litigation, was filed on February 28, 1996 in the Superior Court for the State of California (the "California Court"). Styled R&S Asset Partners and Jesse B. Small et al. v. Devon Associates, et al., this complaint raises the same claims as are found in the New York lawsuit.

     On April 23, 1996, the parties to the foregoing two Devon Associates class action and derivative suits entered into a stipulation settling the matters. The principal terms of the settlement agreement, which remain subject to approval by the California Court, require the managing general partner of the Growth Partnerships to (i) take such actions as are reasonably necessary and consistent with its fiduciary duties to solicit offers for the purchase of the assets of the Growth Partnerships which maximize the value of the Growth Partnerships' limited partnerships units;
     (ii) deal fairly and in good faith with persons or entities expressing an interest in making a bona fide offer to purchase the Growth Partnerships' assets; (iii) consistent with its fiduciary duties, provide all bona fide offerors with access to the Growth Partnerships' books and records for purposes of due diligence, (iv) allow plaintiffs' counsel to comment upon the offering process; (v) make available to plaintiffs' counsel materials and correspondence sent and received in connection with the offering process; (vi) distribute supplemental disclosure materials concerning the existence of an offer to purchase the Growth Partnerships' properties; and
     (vii) deposit $1.9 million in an escrow account, from which account plaintiffs' court-approved attorneys' fees and disbursements will be paid. Provisional Court approval of the stipulation is required before it will be distributed to class members for review. If a certain number of class members opt out, the settlement may be canceled. In the normal course, it may take several months before it is known whether the provisional settlement will actually take effect.

     The Company and certain subsidiaries are defendants in lawsuits arising in the ordinary course of business. Such lawsuits are primarily insured claims arising from accidents at managed properties. Claims may demand substantial compensatory and punitive damages.

     Management believwsuits will be resolved without material loss to the Company or its subsidiaries.es that the aforementioned lawsuits will be resolved without material loss to the Company or its subsidiaries.

5.    Other matters

     In November of 1994 the Company acquired substantially all of the assets (consisting primarily of management contracts) of Allegiance Realty Group, a wholly owned subsidiary of The Balcor Company, Inc. ("Balcor"). Currently, the Company manages approximately 236 properties, comprising approximately 45,000 units of multi-family residential housing and 12 million square feet of commercial space, associated with that acquisition (56 of the properties, comprising approximately 2,000 units of multi-family residential housing and 5.25 million square feet of commercial space, are not controlled by Balcor).

     Recently, Balcor announced the pending sale of approximately 20 of such properties, comprising 6,000 units of multi-family residential housing, to Equity Residential Properties Trust. The Company has been advised that Balcor has listed or is considering listing for sale a substantial majority of the multi-family residential properties controlled by it. In connection with the potential sales of such properties, Balcor has entered into agreements with the Company to provide additional services (the "Advisory Agreements"). These services include collection of data, the preparation of materials for potential purchasers, and assistance with regard to transition plans, among other things. The Advisory Agreements have an initial term of one year. Pursuant to the Advisory Agreements, the Company is to be paid fees ranging from .75% to 1.25% of the sale price of a property if and when sold (the "Advisory Fees"), regardless of whether or not the purchaser retains the Company to continue to manage the property. In the event the properties were all sold within the next year, the Company estimates that it would receive approximately $13 million in Advisory Fees, that its property management fees would be reduced by approximately $12 million per year, and that it would be required to write-off approximately $6 million of unamortized purchase price. To the extent Balcor does not sell its properties in the near term because of pricing or other issues,
     (a) the Company will continue to receive property management fees or, if Balcor terminates the property management agreements other than for cause, the Company will receive a rebate of a portion of the purchase price, (b) the amount of the write-off will be reduced or eliminated, and (c) the Company will receive Advisory Fees only if the properties are sold during the term of the Advisory Agreements. The number and timing of property sales by Balcor during the term of the Advisory Agreements cannot be predicted. Therefore, the Company cannot estimate with any reasonable accuracy the amount of any Advisory Fees it may receive, the reduction of its management fees or the amount of unamortized purchase price to be written off. The Company expects that any potential impact to its EBITDA in 1996 from potential property sales and resulting terminations of the Company's management agreements would not be material. However, revenues lost and not replaced through acquisitions or incremental third party servicing would fully impact 1997 EBITDA.

6. Acquisition of National Property Investors, Inc.

     As discussed in the Company's Annual Report on Form 10-K, the Company acquired substantially all of the assets of National Property Investors, Inc. ("NPI") and certain of its affiliates for an aggregate purchase price of approximately $116 million. The pro forma unaudited results of operations for the three months ended March 31, 1996 and March 31, 1995 assuming consummation of the purchase as of January 1, 1995 are as follows:


                                                         Three Months Ended
                                                              March 31,
                                                              ---------
                                                         1996             1995
                                                         ----             ----
                                          (000's omitted, except per share data)

     Revenues ................................          $41,927          $32,933
     Net Income ..............................            2,051            2,337
     Earnings per common share ...............          $  0.07          $  0.10


7. During the first three months of 1996, the Company had the following changes in the equity accounts:

     a) Exercise of stock options representing 134,660 shares of Class A Common Stock at exercise prices ranging from $1.88 to $13.00 per share.

     b) Net income of $2,120,000 for the three months ended March 31, 1996.

     c) Accrued preferred dividends of $108,000.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
- - --------------------------------------------------------------------------------
of Operations
- - -------------


Financial Condition
- - -------------------

     The Company posted strong results for the first quarter of 1996 in all areas, including asset growth, results of operations, and market capitalization. Assets grew 51.7% from $245.4 million as of December 31, 1995 to $372.4 million as of March 31, 1996, primarily in property management contracts and investments in limited partnership ("LP") interests. Combined earnings before interest, taxes, depreciation and amortization (EBITDA) and funds from operations (FFO) increased 53.9% from $8.4 million for first quarter 1995 to $12.9 million for the first quarter 1996. FFO is a measure of real estate operations, which represents net income or loss in accordance with generally accepted accounting principles excluding gains or losses from debt restructuring or sales of property, plus depreciation and provision for impairment. Market capitalization (i.e. closing market price multiplied by the number of common shares issued and outstanding) increased 27.3% from $498.1 million at December 31, 1995 to $634.1 million at March 31, 1996.

     The acquisition of National Property Investors, Inc. ("NPI") in January 1996 was the primary cause of the asset growth, with most of the investment being in property management contracts and limited partnership interests, of which approximately $43 million was allocated to management contracts and approximately $74 million was allocated to LP investments. The acquisition added approximately 32,000 units to the number of units managed, bringing the total units managed (including co-operatives and condominiums in the New York City area) to approximately 298,000 units.

     The Company benefited from its investments in limited partnerships as a result of capital improvements to the properties, FFO increases and increases in cash available for distribution as a result of refinancings of the mortgages on the properties to lower rate, longer term fixed rate debt. In connection with its acquisition of limited partnership interests in each portfolio, Insignia evaluated and implemented strategic operational and property improvement plans. These plans are resulting in substantial capital improvements to many of the properties; such improvements are funded from cash maintained by the partnerships, which aggregated approximately $95 million at March 31, 1996.

     In addition, the performance of the properties has continued to improve. Comparing the results of the 27 partnerships (weighted by Insignia's proportionate ownerships and making adjustments for three assets sold by the partnerships during 1995) for the first quarter of 1996 to the first quarter of 1995 indicates growth in FFO attributable to Insignia's current ownership interests of 9.8%. Such FFO increase was derived primarily from a 4.6% increase in property revenues, an 8.4% increase in property expenses (of which approximately 4.6% was attributable to additional expenditures on landscaping, exterior painting, parking lot repairs and similar curb appeal expenditures associated with the strategic plans), reduced partnership administrative expenses arising from Insignia's economies in such matters and the non-recurrence of litigation costs pertaining to one partnership during the first quarter of 1995.

     For the first quarter, distributions from limited partnerships to Insignia amounted to $5.0 million, with $1.3 million of that being FFO and the remaining $3.7 million relating to refinancings and capital events. Since the first limited partnership interest investments made in December 1994 and prior to the NPI acquisition, Insignia had invested approximately $70 million in limited partner interests and received approximately $16 million in distributions from those partnerships. As a result of the NPI acquisition, limited partner interests comprise $126.7 million at cost of Insignia's assets at March 31, 1996.

     In connection with the NPI acquisition, the Company received approximately $27.6 million in cash from NPI, of which approximately $13.5 million was part of the assets of the purchased entities and approximately $14.1 million was payment in full of the note receivable/loan participation. The remaining source of funds for the purchase payment was a draw of $88 million on the $200 million revolving credit facility.

     The change in the accrued and sundry liabilities relates primarily to the deferred taxes that had to be recorded because of the difference in the book and tax bases of the management contracts acquired in the NPI acquisition.

Results of Operations
- - ---------------------

     The first quarter showed strong positive increases of 44.4% and 53.9% in revenues from the service company (excluding apartment property revenues) and combined EBITDA and FFO over the first quarter of 1995. Revenues increased $11.8 million from $26.6 million for the quarter ended March 31, 1995 to $38.3 million for the quarter ended March 31, 1996. Combined EBITDA and FFO increased $4.5 million from $8.4 million to $12.9 million for the same periods, respectively. The Company's ability to efficiently absorb acquisitions into its existing operating infrastructure is the primary reason for the strong operating performance for the quarter.

     Fee based services revenues, the largest revenue item, increased 42.2% from $25.9 million for 1995 to $36.8 million for 1996 as a direct result of the acquisitions completed throughout 1995 and the NPI acquisition in January 1996.

     The impact from the acquisitions is felt largely in fee based services revenues generated by the property and asset management group, which increased 55.3% from $22.7 million to $35.2 million. The commercial group in particular showed positive results from the development of the supporting infrastructure (which has been an undertaking encompassing all of last year), with fee based services revenues increasing 69.7% from $4.8 million for first quarter 1995 to $8.1 million for first quarter 1996. The effects of the increased efficiencies are most easily seen in the EBITDA contribution from this area, which was up from approximately $100,000 for 1995 to $1.1 million for 1996. Total units managed increased to approximately 298,000 as of March 31, 1996 from approximately 215,000 as of March 31, 1995, and commercial square feet managed increased to approximately 60.0 million from 42.5 million a year ago.

     Fee based services revenues from the financial services group are not directly tied to growth from acquisition activity. Revenues from this group decreased 49.3% from $3.3 million for 1995 to $1.6 million for 1996. The fees generated by this group are transaction oriented in nature, and can vary from period to period depending on the actual transactions completed.

     Interest income increased 104.2% from $450,000 for 1995 to $919,000 for 1996. Much higher interest earning cash balances as well as a rise in interest rates were the reasons for this increase.

     Other income increased 190.6% from $202,000 for 1995 to $587,000 for 1996. The primary factor for the increase was the growth in the amounts received from an agency that serves as an insurance broker for various partnerships managed by the Company.

     Fee based service expenses increased 53.0% from $17.4 million for 1995 to $26.6 million for 1996. This increase is directly attributable to the acquisitions completed in 1995 and the NPI acquisition in 1996, and is most easily seen in the impact on fee based services expenses in the property and asset management group. The expenses for this group increased 63.4% from $15.0 million for 1995 to $24.4 million for 1996. The margins narrowed somewhat primarily due to the Company's involvement now in the management of co-ops and condos, which produces smaller margins.

     The financial services group had a 12.0% decrease in fee based services expenses from $2.4 million for 1995 to $2.1 million for 1996. As discussed earlier, this group is transaction oriented in nature as opposed to being directly affected by acquisitions.

     Administrative and other increased 36.6% from $1.7 million for 1995 to $2.3 million for 1996. Included in this category are the start up costs (approximately $400,000) for the preferred vendor/discount services subsidiary that began operations in the first quarter of 1996. This subsidiary, Compleat Resource Group, Inc. ("CRG"), has formed strategic alliances with other vendors to market services and products at a discounted rate to the tenants and limited partners that deal with the Company on a daily basis and to the tenants of third party owners. Pilot programs have been started in three areas across the United States to continue defining/refining the marketing approach and establish benchmarks for customer satisfaction.

     For the first time, the Company has consolidated limited partnership entities into its financial statements since it owns majority interests in two partnerships. The categories entitled apartment property revenues and apartment property expenses relate solely to the operations of the properties owned by these partnerships, as well as apartment property interest and depreciation. The portion that does not belong to the Company is set apart in minority interests.

     Interest expense increased 145.9% from $1.2 million for 1995 to $2.9 million for 1996. The increase in the outstanding notes payable balances from $67.9 million at March 31, 1995 to $133.1 million at March 31, 1996 is the primary cause of the increase in interest expense.

     Depreciation and amortization increased 53.5% from $3.0 million for 1995 to $4.6 million for 1996 as a result of the amortization of the acquired property management contracts and the additions to property and equipment.

     The effective income tax rate dropped from 40% for 1995 to 38% for 1996 primarily through the realization of tax benefits to the Company as a result of strategic tax planning.

     Primarily as a result of the foregoing, net income decreased 8.7% from $2.3 million for first quarter 1995 to $2.1 million for the first quarter 1996.

Liquidity and Capital Resources
- - --------------------------------

     The Company has several sources available for capital, primarily cash generated from operations, distributions from partnerships, and available credit under the $200 million revolving credit facility. As a result of its ability to generate cash, and such additional sources, the cash balances grew from $46.0 million at March 31, 1995 to $56.9 million at March 31, 1996. The Company uses combined EBITDA and FFO as an indicator of its working capital generated from operations. Combined EBITDA and FFO increased 53.9% from $8.4 million for the first quarter of 1995 to $12.9 million for the first quarter of 1996. The following chart specifically identifies the sources of the combined EBITDA and FFO and how the numbers for the two quarters are derived.


                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------------
                                                          1996            1995
                                                          ----            ----

Fee based services revenues ....................         $36,837         $25,909
Interest .......................................             919             450
Other ..........................................             587             202
                                                             ---             ---
                                                         $38,343         $26,561

Fee based services expenses ....................          26,552          17,356
Administrative and other .......................           2,305           1,688
                                                           -----           -----

EBITDA - service company .......................         $ 9,486         $ 7,517

FFO
   Concap ......................................             998             837
   Shelter .....................................             705            --
   NPI .........................................           1,085            --
   Century .....................................             580            --
                                                             ---

Combined EBITDA and FFO ........................         $12,854         $ 8,354
                                                         =======         =======

     In addition to internally generated cash, the Company has a $200 million revolving credit facility available for acquisitions and working capital needs, of which $116 million was outstanding as of March 31, 1996. With the working capital generated through the operations of the Company and the available balances on the revolver, the Company feels its capital resources are adequate. The funding needs are reassessed as acquisitions are identified and pursued.

     The Company is currently engaged in advanced negotiations with respect to three separate potential major acquisitions of real estate service companies and believes that agreement on most of the principal terms has been reached with each of the other parties. If all three acquisitions were consummated, they are anticipated to increase the Company's annualized EBITDA by approximately $50 million. The aggregate purchase price for these proposed acquisitions would be approximately $250 million. The Company is considering various financing alternatives, including the issuance of common stock of up to $50 million to sellers of these businesses and additional long term debt financing. There can be no assurance that the Company will be able to reach agreement upon or consummate any or all of the proposed acquisitions, or that if consummated the acquisitions would be on the terms (including the Company's financing of them) or produce the results described above.

     The Company is also currently engaged in active evaluation of a change in the manner in which its real estate partnership interests are held and financed. The Company's objective is to raise external capital through a real estate ownership entity for the continued acquisition of real estate interests and to replace some of Insignia's capital currently deployed in its real estate investments. There can be no assurance that the Company will achieve the results sought.

Subsequent Events
- - ------------------

     The Company notified the holders on March 29, 1996 of its intention to prepay the subordinated convertible note of $10.0 million and called for redemption of the $15.0 million preferred stock. At the election of the holders, both the subordinated note and the preferred stock were converted to a total of approximately 2.6 million shares of common stock on April 29, 1996.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings
- - --------------------------

See note 4 in Notes to Condensed Consolidated Financial Statements, Part I, Item 1, of Form 10-Q for March 31, 1996 for the details on outstanding issues. Also, see Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

The following reports on Form 8-K were filed in the first quarter of fiscal year 1996:

1. Form 8-K dated January 19, 1996 filing the closing of the acquisition of National Property Investors Inc. and certain of its affiliates.

2. Form 8-K dated January 29, 1996 filing the credit agreement for the new credit facility and the press release.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                             INSIGNIA FINANCIAL GROUP, INC.



                             by: /s/Andrew L. Farkas
                             ----------------------------------------------
                                Andrew L. Farkas
                                 Chairman and Chief Executive Officer


                              by: /s/Ronald Uretta
                             ----------------------------------------------
                                  Ronald Uretta
                                 Chief Financial Officer and Treasurer