Form 10-Q
period 1996-06-30
INSIGNIA FINANCIAL GROUP INC
filed 1996-08-09
CIK 870480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

                       For the period ended June 30, 1996

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

                        ---------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

As of June 30, 1996, there were outstanding 28,677,904 shares of Class A Common Stock.

                         INSIGNIA FINANCIAL GROUP, INC.


                                    FORM 10-Q


                      QUARTERLY PERIOD ENDED JUNE 30, 1996



                                      INDEX
                                                                        Page No.

PART I            FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

     Condensed  Consolidated  Statements  of Income
     for the three and six months ended June 30, 1996 and 1995               2

     Condensed Consolidated Balance Sheets as of
     June 30, 1996 and December 31, 1995                                     3

     Condensed Consolidated Statements of Cash Flow
     for the six months ended June 30, 1996 and 1995                         4

     Notes to Condensed Consolidated Financial Statements                5 - 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9 - 13


PART II           OTHER INFORMATION:

Item 1.  Legal Proceedings                                                  14

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 6.  Reports on Form 8-K                                                14


SIGNATURES                                                                  15

                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

a) Income Statement

                 INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Thousands of Dollars, except share and per share data)
                                   (Unaudited)


                                                       Three Months Ended                      Six Months Ended
                                                              June 30,                                  June 30,
                                                              --------                                  --------
                                                        1996             1995                  1996           1995
                                                        ----             ----                  ----           ----

Revenues
   Fee based services                                  $40,350         $28,087               $77,187         $53,996
   Interest                                                669             535                 1,588             985
   Other                                                   558             524                 1,145             726
   Apartment property revenues                           1,521              --                 3,399              --
                                                         -----                                 -----
                                                        43,098          29,146                83,319          55,707
                                                        ------          ------                ------          ------

Costs and expenses
   Fee based services                                   27,721          18,831                54,273          36,187
   Administrative and vendor services                    2,645           2,378                 4,950           4,066
   Apartment property expenses                             816              --                 1,844              --
   Termination of employment agreement                      --           1,000                    --           1,000
   Interest                                              3,031           1,573                 5,935           2,754
   Apartment property interest                             325              --                   732              --
   Depreciation and amortization                         4,893           3,156                 9,481           6,144
   Apartment property depreciation                         224              --                   493              --
                                                           ---                                   ---
                                                        39,655          26,938                77,708          50,151
                                                        ------          ------                ------          ------

Equity earnings - limited partnership interests            887           1,216                 2,341           1,678

Minority interests in consolidated subsidiaries            (60)          (168)                  (262)           (110)
                                                           ---           ----                   ----            ----

Income before income taxes                               4,270           3,256                 7,690           7,124

   Provision for income taxes                            1,622           1,303                 2,922           2,850
                                                         -----           -----                 -----           -----

Net income                                            $  2,648         $ 1,953              $  4,768        $  4,274
                                                      ========         =======              ========        ========


Earnings per common share                                 $.08            $.08                  $.15            $.17
                                                          ====            ====                  ====            ====

Weighted average common shares
   outstanding and dilutive common
   stock equivalents                                31,238,659      21,621,300            30,023,895      21,300,898
                                                    ==========      ==========            ==========      ==========





See Notes to Condensed Consolidated Financial Statements.

                                     2

b) Balance Sheet

                 INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                 June 30,          December 31,
                                                                                   1996                 1995
                                                                               (Unaudited)             (Note)
                                                                               -----------             ------


Assets
   Cash and cash equivalents                                                   $  57,366             $  49,846
   Restricted cash                                                                 7,607                 6,282
   Receivables                                                                    19,101                26,445
   Property and equipment                                                         10,204                 7,700
   Real estate limited partnership interests                                     127,266                60,473
   Property management contracts                                                 142,704                88,816
   Apartment properties                                                           25,309                    --
   Costs in excess of net assets of acquired businesses                           76,946                 3,169
   Other assets                                                                    7,217                 2,678
                                                                                   -----                 -----

Total assets                                                                    $473,720              $245,409
                                                                                ========              ========

Liabilities and Stockholders' Equity
   Liabilities:
      Accounts payable                                                        $    2,491             $   1,497
      Accrued and sundry liabilities                                              27,158                24,469
      Deferred taxes                                                              13,661                 1,752
      Non-recourse mortgage notes payable                                         17,832                    --
      Acquisitions payable                                                        73,924                    --
Notes payable                                                                    123,556                32,996
      Subordinated convertible note payable                                           --                10,000
                                                                                                        ------
         Total liabilities                                                       258,622                70,714
                                                                                 -------                ------

   Redeemable convertible preferred stock                                             --                15,000

   Minority interests in consolidated subsidiaries                                 2,690                 2,682

   Stockholders' Equity:
      Common stock, class A, par value $.01 per share - authorized
         50,000,000 shares, issued and outstanding 28,677,904 (1996)
         and 25,877,666 (1995) shares                                                287                   259
      Additional paid-in capital                                                 187,958               137,160
      Retained earnings                                                           24,163                19,594
                                                                                  ------                ------
         Total stockholders' equity                                              212,408               157,013
                                                                                 -------               -------

Total liabilities and stockholders' equity                                      $473,720              $245,409
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


See Notes to Condensed Consolidated Financial Statements.


c) Statement of Cash Flow

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Thousands of Dollars)
                                   (Unaudited)
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                          ---------------
                                                                                    1996            1995
                                                                                    ----            -----
Operating activities
   Net income                                                                      $  4,768       $  4,274
   Adjustments to reconcile net income to net cash
      provided by operations:
         Depreciation and amortization                                                9,481          6,144
         Apartment property depreciation                                                493             --
         Equity in earnings of partnerships                                          (2,341)        (1,678)
         Minority interest in net losses of consolidated subsidiaries                   262            110
         Changes in operating assets and liabilities:
          Accounts receivable                                                        (1,053)          1,034
          Other assets                                                                 (947)           (27)
          Accrued compensation                                                       (2,171)        (3,973)
          Accounts payable and accrued expenses                                       4,289             921
                                                                                      -----             ---
      Net cash provided by operating activities                                      12,781          6,805
                                                                                     ------          -----

Investing activities
   Acquisition of real estate limited partnership interests                         (69,771)       (19,956)
   Payments made for acquisition of management contracts and
      acquired businesses                                                           (32,230)        (6,444)
   Investment in apartment properties, net of acquired cash                          (7,789)            --
   Limited partnership distributions                                                  5,317          2,995
   Collections on notes receivable                                                   15,087          1,567
   Additions to property and equipment, net                                          (2,773)        (1,081)
   Advances made under note agreements                                               (1,689)          (109)
   Increase in restricted cash                                                       (1,325)            (4)
                                                                                     ------             --
      Net cash used in investing activities                                         (95,173)       (23,032)
                                                                                    -------        -------

Financing activities
   Payments on notes payable                                                         (1,074)       (43,578)
   Payments on non-recourse mortgage notes                                             (274)            --
   Proceeds from notes payable                                                       90,816         39,910
   Proceeds from issuance of preferred stock                                             --         15,000
   Investment made by minority interests                                                 --          2,651
   Distribution from joint ventures                                                     (16)            --
   Proceeds from exercise of stock options                                            1,305            768
   Debt and stock issuance costs                                                       (132)          (658)
   Payment of preferred stock dividends                                                (281)          (510)
   Distributions made to minority interests                                            (432)          (100)
                                                                                       ----           ----
      Net cash provided by investing activities                                      89,912          13,483
                                                                                     ------          ------
 Increase (decrease) in cash and cash equivalents                                     7,520         (2,744)
Cash and cash equivalents at beginning of period                                     49,846         36,596
                                                                                     ------         ------
Cash and cash equivalents at end of period                                          $57,366        $33,852
                                                                                    =======        =======


See Notes to Condensed Consolidated Financial Statements.


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Insignia Financial Group, Inc. ("the Company" or "Insignia") is a Delaware corporation incorporated in July 1990. The Company is a fully integrated real estate service organization performing property management, asset management, investor services, partnership administration, and real estate investment banking services for various ownership entities. The Company has consolidated all accounts of significant subsidiaries and reflected the appropriate minority interest.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

3. The calculation of earnings per common share is based on the weighted average number of shares of common stock outstanding during the year and common stock equivalents of dilutive common stock options and warrants. See
     Exhibit 11 for the calculations of primary and fully diluted earnings per share and the applicable adjustments to net income.

4. The following is a summary of the Company's material contingencies as of June 30, 1996:

     Gillett Family Trust, et al., v. Insignia Financial Group, Inc., et al. In April 1995, six wholly-owned subsidiaries of Insignia (the "Affiliated Purchasers") commenced tender offers for limited partner interests in six partnerships: Shelter Properties I Limited Partnership; Shelter Properties II Limited Partnership; Shelter Properties III Limited Partnership; Shelter Properties IV Limited Partnership; Shelter Properties V Limited Partnership; and Shelter Properties VI Limited Partnership (collectively, the "Shelter Properties Partnerships"). In May 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the Shelter Properties Partnerships, challenging the actions taken by defendants (including Insignia, the Affiliated Purchasers and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

     On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchasers (which amount has been accrued as additional purchase price, with payment to follow court approval); waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the Shelter Properties Partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million for plaintiffs' attorney fees and expenses in the litigation (which amount is divided among the various partnerships and acquiring entities); and general releases of all the defendants. On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of notice and the terms of the settlement, the court orally approved the settlement. Plaintiffs' counsel has not yet submitted a formal written order for approval by the court. If no appeal is taken within 30 days after the court enters a written approval order, the settlement will become effective. No class member appeared at the hearing to oppose the settlement and thus it appears that an appeal is unlikely. While approximately 60 unit holders opted out of the settlement, no more than 1% of the unit holders in any one of the Shelter Properties Partnerships opted out.

     William Wallace, et al. v. Devon Associates, et al. On February 15, 1996, Devon Associates, a New York general partnership, commenced tender offers for limited partner interests in two limited partnerships, Growth Hotel Investors and Growth Hotel Investors II (the "Growth Partnerships"). Insignia controls the managing general partner of the Growth Partnerships and also indirectly owns approximately 8% of Devon Associates.

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

     The complaint contains allegations that, among other things, (i) the defendants breached certain fiduciary duties to the plaintiffs by, among other things, making tender offers without first shopping the Growth Partnerships or considering other alternatives to maximize the value to the limited partners, such as liquidating the properties underlying the Growth Partnerships; (ii) the defendants breached their fiduciary duties to the plaintiffs by, among other things, making the tender offers at an inadequate price; and (iii) the offers to purchase and other documents disseminated in relation to the tender offers were false and misleading. The complaint seeks compensatory damages, an injunction blocking the tender offers, and a Court order directing the defendants to cure certain alleged breaches of fiduciary duties.

     A second class action and derivative suit, similar in all material respects to the Wallace litigation, was filed on February 28, 1996 in the Superior Court for the State of California (the "California Court"). Styled R&S Asset Partners, et al. v. Devon Associates, et al., this complaint raises the same claims as are found in the New York lawsuit.

     On April 23, 1996, the parties to the foregoing two Devon Associates class action and derivative suits entered into a stipulation settling both actions. The principal terms of the settlement agreement require the managing general partner of the Growth Partnerships to (i) take such actions as are reasonably necessary and consistent with its fiduciary duties to solicit offers for the purchase of the assets of the Growth Partnerships which maximize the value of the Growth Partnerships' limited partnerships units; (ii) deal fairly and in good faith with persons or entities expressing an interest in making a bona fide offer to purchase the Growth Partnerships' assets; (iii) consistent with its fiduciary duties, provide all bona fide offerors with access to the Growth Partnerships' books and records for purposes of due diligence, (iv) allow plaintiffs' counsel to comment upon the offering process; (v) make available to plaintiffs' counsel materials and correspondence sent and received in connection with the offering process; and (vi) distribute supplemental disclosure materials concerning the existence of an offer to purchase the Growth Partnerships' properties. On July 18, 1996, a hearing seeking judicial approval of the settlement was held in California (in connection with the R & S Asset Partners action described above). The settlement was approved, with the issue of legal fees being deferred until after the sale of the properties underlying the Growth Partnerships. Both the Wallace and R & S Asset Partners actions will be discontinued with prejudice.

     Chipain, Tom, et al., v. Walton Street Capital Acquisition II, LLC, et al. In May 1996, Walton Street Capital Acquisition II, LLC ("Walton Street") with certain Insignia affiliates, commenced tender offers for limited partnership interests in ten real estate limited partnerships syndicated by The Balcor Company. In May 1996, certain persons claiming to be holders of limited partner interests commenced a lawsuit in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, on behalf of themselves, on behalf of a putative class of plaintiffs, and, as amended, derivatively on behalf of the Balcor-syndicated partnerships, challenging the actions of the defendants (including Insignia, an Insignia officer and certain affiliates, Walton Street and the general partners of the Balcor-syndicated partnerships) in connection with the tender offers and certain other matters.

     The complaint, as amended, contains allegations that the tender offers were inadequate and coercive based, in part, upon information obtained by Insignia in violation of its fiduciary duties. Defendants promptly moved to dismiss the complaint and on June 5, 1996, the court dismissed the complaint as to Insignia and Walton, with leave to replead. On June 11, 1996, plaintiffs filed an amended class and derivative action complaint, repeating the same allegations as in their initial complaint, and recasting some as derivative, rather than direct class claims. Defendants moved to dismiss the amended complaint and on June 18, 1996, the court again dismissed plaintiffs' amended complaint as to Insignia and Walton.

     On June 14, 1996, a second class and derivative suit, similar in material respects to the Chipain litigation, was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. That complaint, entitled Sandra Dee v. Walton Street Capital Acquisition II, LLC, et al., contains substantially the same allegations as the Chipain complaints and asserts additionally that the tender offers violate certain state securities and consumer statutes. Pursuant to the court's orders consolidating the Chipain and Dee complaints with another action which does not name Insignia, a new amended and consolidated class and derivative action complaint was filed on July 25, 1996. The plaintiffs in the Chipain action are not parties to this latest complaint, which Insignia intends to move to dismiss.

     The Company and certain subsidiaries are defendants in lawsuits arising in the ordinary course of business. Such lawsuits are primarily insured claims arising from accidents at managed properties. Claims may demand substantial compensatory and punitive damages.

     Management believes that the aforementioned lawsuits will be resolved without material loss to the Company or its subsidiaries.

5.  Other matters

     In November of 1994, the Company acquired substantially all of the assets (consisting primarily of management contracts) of Allegiance Realty Group, Inc., a wholly-owned subsidiary of The Balcor Company ("Balcor"). As of June 30, 1996, the Company managed approximately 217 properties, comprising approximately 40,300 units of multifamily residential housing and 11.3 million square feet of commercial space, associated with that acquisition (59 of the properties, comprising approximately 2,000 units of multifamily residential housing and 5.15 million square feet of commercial space, are not controlled by Balcor).

     During the first quarter Balcor announced its intention to sell some of its properties. In connection with the potential sales of such properties, Balcor has entered into agreements with the Company to provide additional services (the "Advisory Agreements"), including collection of data, the preparation of materials for potential purchasers, and assistance with regard to transition plans. The Advisory Agreements have an initial term of one year with fees ranging from .75% to 1.25% of the sale price of a property if and when sold (the "Advisory Fees"), regardless of whether or not the purchaser retains the Company to continue to manage the property. If all sales were consummated for the properties that Balcor is marketing, $11.8 million in annual revenues would be lost while $11.5 million in advisory fees would be collected. The remaining basis would be approximately $10.5 million with a revenue stream of $11.7 million. To date, 17 properties comprising 5,600 units producing $1.8 million in annual management fees have been sold, with receipt of $1.8 million in advisory fees. There are sales pending on an additional 13 properties comprising
     3,900 units which generate approximately $1.4 million in management revenues for advisory fees of $1.5 million. The completed and pending sales are included in the totals mentioned above. Management believes that the unamortized purchase price relating to properties managed for Balcor properly reflects the asset value and that no impairment exists.

     In July 1996, the Company decided that its mortgage banking relationship with the Prudential Insurance Company of America, pursuant to which a subsidiary of the Company, Insignia Mortgage and Investment Company, Inc. ("IMIC"), provides real estate loan brokerage services through Prudential's small loan program known as PRUEXPRESS, was no longer consistent with the business strategy and objectives of the Company. The PRUEXPRESS program effectively precludes IMIC from offering mortgage products competitive with PRUEXPRESS and thus effectively precludes IMIC from entering into other correspondent relationships with other mortgage lenders. This product limitation, combined with a geographic restriction requiring IMIC to limit its PRUEXPRESS mortgage brokerage activity and the lack of the opportunity to provide loan servicing in connection with the PRUEXPRESS loans placed by IMIC, places significant limitations on IMIC's ability to generate consistent and predictable revenue levels or to achieve any significant revenue growth from this activity. In 1995, this activity generated just under $2.0 million in gross revenue and nominal, if any, EBITDA contribution taking into account other costs associated with the activity. Accordingly, the Company determined that it was advisable to discontinue the program and focus its efforts on its more productive lines of business. The cessation of the program will result in the elimination of six IMIC branch offices and the personnel associated therewith. The elimination of revenues from this activity coupled with the elimination of certain associated expenses is expected to have an immaterial net effect on the Company's financial performance.

     The Company remains in the business of securitizing real estate debt through its investment banking group. Securitized loan transactions in the last four years total in excess of $700 million, $170.8 million of which was in 1995 and $78.5 million to date in 1996. This group also has the capacity to meet the Company's real estate financing needs with respect to its own portfolio of owned and managed assets. The Company may in the future explore other mortgage origination, brokerage and/or servicing opportunities which are more consistent with its business strategy.

     Furthermore, IMIC will remain in the profitable real estate brokerage business and anticipates that the brokerage segment of IMIC will, in fact, be more profitable due to the elimination of certain overhead costs no longer necessary.

6. Acquisitions of National Property Investors, Inc. and Edward S. Gordon Company, Inc.

     As discussed in the Company's Annual Report on Form 10-K, the Company acquired substantially all of the assets of National Property Investors, Inc. ("NPI"), its property management affiliates and certain of its limited partner interests in real estate limited partnerships for an aggregate purchase price of approximately $116 million. In addition, the Company acquired substantially all of the assets of the Edward S. Gordon Company,
     Inc. for approximately $74 million. The pro forma unaudited results of operations for the six months ended June 30, 1996 and June 30, 1995 assuming consummation of the purchases as of January 1, 1995 are as follows:

                                                        Six Months Ended
                                                           June 30,
                                                         --------------
                                                 1996                1995
                                                 ----                ----
                                        (000's omitted, except per share data)

    Revenues                                   $131,802            $115,290
    Net Income                                    5,239               3,013
                                                  =====               =====
    Earnings per common share                     $0.16               $0.11
                                                  =====               =====

7. During the first six months of 1996, the Company had the following changes in the equity accounts:

     a) Exercise of 163,744 stock options and 17,700 warrants representing 181,444 shares of Class A Common Stock at exercise prices ranging from $1.88 to $13.00 per share.

     b) Conversion of preferred stock and a subordinated convertible note to 1,509,062 and 1,117,732 shares, respectively, of Class A Common Stock.

     c)   Net income of $4,768,000 for the six months ended June 30, 1996.

     d)   Preferred dividends of $199,000.

     e) Additional paid-in capital of $24,450,000 resulting from the issuance of options in connection with the acquisition of the Edward S. Gordon Company, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Insignia is a Company with a vision for capitalizing on opportunity and maximizing stockholder value. As a result of this visionary attitude, the Company has completed three highly strategic acquisitions in the past six months; posted 66% growth in earnings before interest, taxes, depreciation, and amortization ("EBITDA") combined with funds from operations ("FFO") over the six months ended June 30, 1995; and increased assets by 93% from December 31, 1995.

The first major acquisition completed in 1996 was the acquisition of National Property Investors, Inc. ("NPI") in January 1996. Upon completion, the Company acquired approximately $13.5 million in cash, $43 million in management contracts, and $74 million in limited partnership interests. The acquisition was for approximately $116 million in cash (less the subordinated participation with PaineWebber of approximately $14 million), most of which was provided by proceeds from a draw of $88 million on the $200 million revolving credit facility. The number of units managed increased by approximately 32,000 bringing the total units managed as of June 30, 1996 to approximately 295,000.

In addition to the stable revenues produced from the acquired management contract rights, the NPI acquisition was consistent with Insignia's strategy of expanding the multifamily universe of residents to whom goods and services can be offered through Compleat Resource Group, Inc. ("CRG"), the Company's newly formed, wholly-owned subsidiary that has entered into strategic alliances with HFS Incorporated ("HFS") and GE Capital-ResCom.

In addition to the increased management and preferred vendor services opportunities created by the NPI acquisition, this acquisition was strategic in adding to Insignia's existing base of general and limited partner interests in real estate limited partnerships. As a result, a significant percentage of the limited partnership interests in 14 public real estate limited partnerships held by NPI were acquired, as well as the general partner interests of 28 public limited partnerships and 83 private limited partnerships.

The Company's unconsolidated investment in limited partnership interests now totals $135.5 million with the acquisition of limited partner interests obtained in the NPI acquisition as well as through private sales and tender offers. Insignia realized $3.6 million and $7.0 million as its proportionate share of FFO from its partnership investments for the second quarter and six months of 1996, respectively, a 159% and 214% increase over FFO of $1.4 million and $2.2 million for the same periods of 1995, respectively. The increase was attributable to the acquisition of additional limited partnership investments as well as improved property operations. Restating 1995 property results to reflect the same ownership percentage in the same limited partnerships owning the same properties as were in 1996 results would have shown a 9% or $294,000 increase over the FFO generated in the second quarter of 1995. This increase occurred despite the fact that $10.6 million in capital proceeds were distributed from these partnerships to Insignia, of which $700,000 was derived from the two asset sales, $9.5 million was derived from the proceeds of the December 1995 refinancing and $400,000 was derived from a reduction in the cash working capital held by the partnerships at the time the interests were acquired by Insignia.

For properties included in both periods, revenues increased by 4.7% and operating expenses increased by 1.4%, resulting in a net operating income increase of 8.2% to $8,532,000 for the quarter. This was reduced by the major maintenance expenses (incurred to improve the appeal of the properties) increasing from $151,000 in the second quarter of last year to $707,000 this year, causing property operations to increase only by 1.2%. The major maintenance expenses represent primarily landscaping, exterior painting and kitchen and bathroom remodeling. A high level of such expenses is expected to continue throughout 1996 in order to position the properties for above average revenue growth. Net interest expense decreased by $238,000 compared to last year, reflecting both the refinancing of higher rate debt in December 1995 and continued principal amortization of debt.

The Company closed two acquisitions effective June 30, 1996, both affecting the commercial operations of the business. The first acquisition was of the capital stock of Paragon Property Group Services, Inc., the commercial property services operation ("Paragon Commercial") of Paragon Group, Inc., for consideration of approximately $18.5 million in cash, with adjustments possible up to an additional $4 million over time if certain revenue targets are met. The acquisition of Paragon Commercial added approximately 24 million square feet of office, retail and industrial space to Insignia's existing base of 61.2 million square feet. Strategically, the addition of this portfolio with the existing commercial portfolio will create a presence in major metropolitan areas of the Western, Central, and Eastern regions of the country. Of particular importance is the depth of knowledge and transactional expertise that the executive management team of Paragon Commercial possesses in the areas of acquisition, disposition, management, leasing and development of commercial real estate, necessary to the building of a national commercial business with the ability to cross-sell services and products.

In addition to the Paragon Commercial acquisition, the Company consummated the Edward S. Gordon Company, Inc. ("ESG") acquisition effective June 30, 1996. The purchase price for substantially all of the assets of ESG was approximately $74 million, paid approximately $50 million in cash and $24 million in the assumption of existing stock options. ESG adds approximately 25 million square feet of managed commercial space located primarily in the New York metropolitan area, bringing the Company's total to approximately 108.8 million square feet. Strategically, this acquisition was pursued to enhance and broaden the exposure and capabilities of the commercial division through its experience and knowledge in the transactional area of the business and corporate consulting services; to develop a national apartment report for Insignia's residential property management divisions utilizing the ESG consulting group which has been the publisher of the ESG Midtown and Downtown Office Reports since 1972; and lastly, to promote awareness of and strengthen Insignia's presence in the New York markets through the combination of operations of the condominium management businesses of Douglas Elliman - Gibbons & Ives and Kreisel Company, Inc. ("DEK") (operating under the name of Insignia Management Services - New York, Inc.) with the commercial leasing and property management businesses of ESG.

The Paragon Commercial and ESG acquisitions were accounted for as purchases based on preliminary valuations and will be adjusted as amounts are finalized. The condensed consolidated balance sheet for the Company reflects both the Paragon Commercial and ESG acquisitions as of June 30, 1996. The primary assets acquired were management contract rights and goodwill with bases adjustments for deferred taxes as a result of differences in tax and book bases between the sellers and Insignia. Also, included in equity was the "in the money" portion of the options assumed in the ESG acquisition.

In addition to the acquisition activity, the Company focused on building internal value through the continued roll-out of the preferred vendor programs that CRG, the newly formed marketing company, was offering through the alliances with HFS and GE Capital-ResCom. While CRG has minimal asset value reflected on the balance sheet (primarily due to the nature of the business being a service business), the Company has expensed $845,000 and $1.2 million in start up costs for the three and six month periods in 1996, respectively, in this endeavor. CRG is still in the start-up phase with more advancements being made in testing markets, pilot programs, and sales training so that success with the initial units signed up will be ensured and add to the validity of the programs available to the property owners and residents/tenants.

During the quarter ended June 30, 1996, both the subordinated convertible note and the preferred stock were converted into common stock of approximately 1.1 million and 1.5 million shares, respectively.

Results of Operations

Combined EBITDA and FFO for the three and six months ended June 30, 1996 increased 78% and 66% to $14.8 million and $27.6 million from $8.3 million and $16.7 million for the three and six months ended June 30, 1995 respectively. The primary reasons for such growth were the margins generated by increased third party servicing and the acquisitions consummated in the last 12 months, as well as the additional investments in the limited partner interests.

Fee based services revenues increased 44% and 43% for the three and six months of 1996 over 1995. Most of the increase for both periods (46% and 50%) was in the property and asset management division due to the consummated acquisitions of O'Donnell Property Services, Inc. ("OPSI"), DEK, NPI and a number of smaller purchases. These acquisitions added approximately 24 million square feet of commercial space, as well as approximately 55,000 co-operative and condominium units and 32,000 residential multifamily units to the management portfolios. In addition to the acquisitions, third party servicing has grown, net of losses, by approximately 20,000 units since June 30, 1995. As previously mentioned, neither the Paragon Commercial or the ESG acquisition were included in the results of operations for the three and six months ended June 30, 1996.

The financial services group is primarily transactional in nature and, consequently, its operations can vary significantly from period to period as transactions close. Revenues from this group increased 18% for the quarter and decreased 21% for the six months ended June 30, 1996.

Interest income increased 25% and 61% over the quarter and six months ended June 30, 1995 primarily due to higher average interest earning cash balances and higher interest rates.

Other income increased 6% and 58% for the three and six months ended June 30, 1996 over the same periods in 1995. The primary factor for the increase was the growth in the amounts received from an agency that serves as an insurance broker for various partnerships managed by the Company.

Fee based services expenses increased 47% and 50% for the three and six months ended June 30, 1996, almost all of which was in the property and asset management division (52% and 57%). As mentioned above, the consummated acquisitions impacted the fee based services expenses. The margins narrowed somewhat as the operations from the co-op and condo management business, which have a smaller margin compared to the traditional residential multifamily property management operations. Also, the commercial margins narrowed this quarter due to due diligence expenses and transition planning expenses associated with the Paragon Commercial and ESG acquisitions, as well as the variances caused by timing of transactional revenues.

Fee based services expenses associated with the financial services group increased 12% for the quarter and remained constant for the six months. Since this group is transactional in nature, results often vary from period to period.

Administrative and vendor services expenses increased 11% and 22% for the three and six months ended June 30, 1996 primarily from the increased start-up expenses associated with CRG. Expenses of $845,000 and $1.2 million have been incurred for the respective periods of 1996, accounting for all of the increase in this area.

During 1995, a one-time charge for $1.0 million was incurred as a result of terminating a contractual arrangement with a senior executive/director. Both the Company and the employee agreed to the termination. No such expenses were incurred during the first six months of 1996.

Interest expense increased 119% and 116% for the three and six months ended June 30, 1996 over the same periods ended June 30, 1995, as a result of the debt balances increasing from $73.4 million at June 30, 1995 to $123.6 million at June 30, 1996, and increasing interest rates.

With the acquisition of limited partner interests in excess of 50% in two limited partnerships, the Company now consolidates the results of these two limited partnerships. The categories entitled apartment property revenues, apartment property expenses, apartment property interest and depreciation relate solely to the operations of the properties owned by the partnerships. The percentage not owned by the Company is recorded in minority interests.

Depreciation and amortization increased 55% and 54% for the three and six months ended June 30, 1996 over June 30, 1995 as a result of the amortization of the acquired property management contracts and the additions to property and equipment.

As a result of the foregoing, net income increased 36% and 12% for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995. Earnings per share was $.08 for both second quarters ended 1996 and 1995, while earnings per share for the six months ended 1996 decreased slightly to $.15 per share compared to $.17 for 1995. See Exhibit 11 for detailed calculations for each of the respective periods.

Liquidity and Capital Resources

The Company has several sources available for capital, primarily cash generated from operations, distributions from partnerships, and some available credit under the $200 million revolving credit facility. As a result of its ability to generate cash, and such additional sources, the cash balances grew from $33.9 million at June 30, 1995 to $57.4 million at June 30, 1996. The Company uses combined EBITDA and FFO as an indicator of its working capital generated from operations. Combined EBITDA and FFO increased 78% and 66% for the three and six months from $8.3 million and $16.7 million for 1995 to $14.8 million and $27.6 million for 1996. The following chart specifically identifies the sources of the combined EBITDA and FFO and how the numbers are derived for each period.

                                  Three Months Ended           Six Months Ended
                                        June 30,                   June 30,
                                  1996        1995          1996          1995

Fee based services revenues     $40,350      $28,087       $77,187      $53,996
Interest                            669          535         1,588          985
Other                               558          524         1,145          726
                                    ---          ---         -----          ---
                                $41,577      $29,146       $79,920      $55,707

Fee based services expenses      27,721       18,831        54,273       36,187
Termination of agreement             --        1,000            --        1,000
Administrative and other          2,645        2,378         4,950        4,066
                                  -----        -----         -----        -----

EBITDA - service company        $11,211     $  6,937       $20,697      $14,454

FFO
 Concap                           1,047        1,222         2,042        2,059
 Shelter                            635          156         1,339          156
 DGP                                 26           --            46           --
 NPI                              1,248           --         2,334           --
 Century                            609           --         1,191           --

Combined EBITDA and FFO         $14,776     $  8,315       $27,649      $16,669
                                =======     ========       =======      =======

     In addition to internally generated cash, the Company has a $200 million revolving credit facility available for acquisitions and working capital needs, of which $178 million was committed as of June 30, 1996. With the working capital generated through the operations of the Company and the available balances on the revolving credit facility, the Company feels its capital resources are adequate. The funding needs are reassessed and additional sources of capital evaluated as acquisitions are identified and pursued.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 4 in Notes to Condensed Consolidated Financial Statements, Part I, Item 1, of Form 10-Q for June 30, 1996 for the details on outstanding issues. Also, see Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 23, 1996, at 10:00 a.m., Eastern time, to vote on the following items:

   1.  The approval of the 1995 Non-Employee Director Stock Option Plan.

           For                        21,050,039  (87.6% of shares present)
           Against                       459,966
           Abstain                         6,726
           Withhold authority          2,518,103
                                      24,034,834

   2.  Election of eight (8) directors, all of which were elected.

                                       Number of                       % of
                  Name             Shares Approving                Votes Cast

           Andrew L. Farkas           24,021,965                        99.9
           John F. Jacques            24,021,907                        99.9
           Robert J. Denison          24,021,995                        99.9
           Robin L. Farkas            24,021,764                        99.9
           Merrill M. Halpern         24,021,933                        99.9
           Robert G. Koen             24,021,960                        99.9
           Michael I. Lipstein        24,021,937                        99.9
           Buck Mickel                24,021,847                        99.9

     3. The approval of amendments to the Insignia 1992 Stock Incentive Plan and award of warrants to key employees.

           For                        18,058,355  (75.1% of shares present)
           Against                     2,306,456
           Abstain                     1,180,354
           Withhold authority          2,489,669
                                       ---------
                                      24,034,834
                                      ==========

     4. The approval of a modification to the Annual Bonus Plan for the Chief Executive Officer.

           For                        23,778,904  (99.0% of votes cast)
           Against                       248,385
                                         -------
                                      24,027,289
                                      ==========
           Abstain                         7,545

     5. The ratification of the selection of Ernst & Young, LLP as independent auditors of the accounts of the Company for the year 1996.

           For                        24,031,191    (99.9% of votes cast)
           Against                         2,653
                                           -----
                                      24,033,844
                                      ==========
           Abstain                           990

There were no other matters brought to a vote before the security holders.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed in the second quarter of fiscal year 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                       INSIGNIA FINANCIAL GROUP, INC.



                                       by:    /s/ Andrew L. Farkas
                                       ---------------------------
                                       Andrew L. Farkas
                                       Chairman and Chief Executive Officer




                                        by:    /s/ Ronald Uretta
                                        ------------------------
                                        Ronald Uretta
                                        Chief Financial Officer and Treasurer

August 9, 1996