Form 10-Q
period 1996-09-30
INSIGNIA FINANCIAL GROUP INC
filed 1996-11-12
CIK 870480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     {X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                   For the period ended September 30, 1996

                                       or

     { }Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


            For the transition period from............to............

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

As of September 30, 1996, there were outstanding 28,796,039 shares of Class A Common Stock.

                         INSIGNIA FINANCIAL GROUP, INC.


                                    FOR 10-Q


                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996




                                      INDEX

                                                                      Page No.

PART I      FINANCIAL INFORMATION:

  Item 1.   Financial Statements (Unaudited)

            Condensed  Consolidated  Statements  of Income
            for the three and nine months ended
            September 30, 1996 and 1995                                       2

            Condensed Consolidated Balance Sheets as
            of September 30, 1996 and December 31, 1995                       3

            Condensed Consolidated Statements of
            Cash Flow for the nine months ended
            September 30, 1996 and 1995                                       4

            Notes to Condensed Consolidated Financial Statements          5 - 7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                8 - 11


PART II     OTHER INFORMATION:

  Item 1.   Legal Proceedings                                                12

  Item 6.   Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                    13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

a) Income Statement

                         INSIGNIA FINANCIAL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Thousands of Dollars, except per share data)
                                   (Unaudited)

                                  Three Months Ended         Nine Months Ended
                                      September 30,            September 30,
                                   1996       1995          1996        1995

Revenues
  Fee based services             $62,924     $30,157      $140,117      $84,132
  Interest                           606         505         2,193        1,490
  Other                              457         430         1,597        1,177
  Apartment property revenues      1,898          --         5,297           --
                                   -----                     -----
                                  65,885      31,092       149,204       86,799
                                  ------      ------       -------       ------

Costs and Expenses
  Fee based services              51,055      22,611       106,570       58,798
  Administrative                   1,974       1,826         5,681        5,892
  Apartment property expenses        994          --         2,838           --
  Termination of employment
     agreement                        --          --            --        1,000
  Interest                          4,309      2,183        10,244        4,937
  Apartment property interest         965         --         1,698           --
  Depreciation and amortization     6,708      3,428        16,189        9,572
  Apartment property depreciation     276         --           769           --
                                      ---                      ---
                                   66,281     30,048       143,989       80,199
                                   ------     ------       -------       ------

Equity earnings - limited
     partnership interests            732        700         3,072        2,378

Minority interests in
     consolidated subsidiaries         71        (28)         (190)        (138)
                                       --        ---          ----         ----

Income before income taxes            407      1,716         8,097        8,840

Provision for income taxes            155        686         3,077        3,536
                                      ---        ---         -----        -----

Net income                        $   252    $ 1,030       $ 5,020      $ 5,304
                                  =======    =======       =======      =======

Earnings per common share           $0.01      $0.03         $0.15        $0.20
                                    =====      =====         =====        =====

Weighted average common shares
     outstanding and dilutive
     common stock equivalents   33,205,030 22,132,954   31,107,789   21,598,908
                                ========== ==========   ==========   ==========




See Notes to Condensed Consolidated Financial Statements.

     Certain prior year amounts have been reclassified to conform with current year presentation.

b) Balance Sheet

                         INSIGNIA FINANCIAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                             September 30,         December 31,
                                                  1996                 1995
                                              (Unaudited)             (Note)
Assets
  Cash and equivalents                             $  60,131        $  49,846
  Restricted cash                                        642            6,282
  Receivables                                         14,292           24,454
  Commissions receivable                              16,582            1,991
  Property and equipment                              11,282            7,700
  Investments in real estate limited partnerships    124,898           60,473
  Property management contracts                      133,827           88,816
  Apartment properties                                25,178               --
  Costs in excess of net assets of acquired
     businesses                                       76,474            3,169
  Other assets                                         8,583            2,678
                                                       -----            -----

Total assets                                        $471,889         $245,409
                                                    ========         ========

Liabilities and Stockholders' Equity
  Liabilities:
   Accounts payable                               $    2,602       $    1,497
   Commissions payable                                 9,257              602
   Accrued and sundry liabilities                     24,604           23,867
   Deferred taxes                                     13,661            1,752
   Non-recourse mortgage notes payable                20,408               --
   Notes payable                                     185,182           32,996
   Subordinated convertible note payable                  --           10,000
                                                                       ------
     Total liabilities                               255,714           70,714
                                                     =======           ======

Redeemable convertible preferred stock                    --           15,000

Minority interests in consolidated subsidiaries        2,762            2,682

Stockholders'Equity:
  Common stock, class A, par value $.01 per share - authorized
   50,000,000 shares, issued and outstanding 28,796,039 (1996)
   and 25,877,666 (1995) shares                          288              259
  Additional paid-in capital                         188,710          137,160
  Retained earnings                                   24,415           19,594
                                                      ------           ------
   Total stockholders'equity                         213,413          157,013
                                                     -------          -------

Total liabilities and stockholders' equity          $471,889         $245,409
                                                    ========         ========

NOTE: The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


See Notes to Condensed Consolidated Financial Statements.

c) Statements of Cash Flow

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Thousands of Dollars)
                                   (Unaudited)
                                                           Nine Months Ended
                                                            September 30,
                                                            -------------
                                                         1996           1995
                                                         ----           ----
Operating Activities
  Net income                                         $   5,020       $  5,304
  Adjustments to reconcile net income to
     net cash provided by operations:
   Depreciation and amortization                        16,189          9,572
   Apartment property depreciation                         769             --
   Equity in earnings of partnerships                   (3,072)        (2,378)
   Minority interest in consolidated subsidiaries          190            138
   Changes in operating assets and liabilities:
     Accounts receivable                                 2,425            (74)
     Commissions receivable                            (14,591)            --
     Other assets                                       (1,503)        (1,209)
     Accrued compensation                                  631             --
     Deferred income taxes                                  --             --
     Accounts payable and accrued expenses                (485)        (4,500)
     Commissions payable                                 8,655             --
                                                         -----
  Net cash provided by operating activities             14,228          6,853
                                                        ------          -----
Investing activities
  Acquisition of real estate limited
     partnership interests                             (67,840)       (20,182)
  Payments made for acquisition of
     management contracts and acquired businesses     (102,609)       (20,667)
  Investment in apartment properties, net of
     acquired cash                                      (7,789)            --
  Limited partnership distributions                      6,805          4,173
  Collections on notes receivable                       15,272          1,856
  Additions to property and equipment, net              (4,518)        (2,172)
  Advances made under note agreements                   (2,535)       (16,376)
  (Increase) decrease in restricted cash                 5,640           (135)
                                                         -----           ----
   Net cash used in investing activities               157,574)       (53,503)
                                                       -------        -------
Financing activities
  Payments on notes payable                             (1,802)       (43,908)
  Payments on non-recourse mortgage notes              (16,997)            --
  Proceeds from refinancing of non-recourse
     mortgage note                                      19,300             --
  Proceeds from notes payable                          152,816         64,910
  Proceeds from issuance of preferred stock                 --         15,000
  Investment made by minority interests                     --          2,651
  Distributions made to minority interests                (432)          (100)
  Proceeds from exercise of stock options                2,058          1,168
  Debt and stock issuance costs                         (1,031)        (1,233)
  Payment of preferred stock dividends                    (281)          (791)
                                                          ----           ----
   Net cash provided by financing activities           153,631         37,697
                                                       -------         ------
Increase (Decrease) in cash and cash equivalents        10,285         (8,953)
Cash and cash equivalents at beginning of period        49,846         36,596
                                                        ------         ------
Cash and cash equivalents at end of period           $  60,131      $  27,643
                                                     =========      =========



See Notes to Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

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

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

3. The calculation of earnings per common share is based on the weighted average number of shares of common stock outstanding during the year and common stock equivalents of dilutive common stock options and warrants. See
     Exhibit 11 for the calculations of primary and fully diluted earnings per share and the applicable adjustments to net income.

4. The following is a summary of the Company's material contingencies as of September 30, 1996:

     Gillett Family Trust, et al., v. Insignia Financial Group, Inc., et al. In April 1995, six wholly-owned subsidiaries of Insignia (the "Affiliated Purchasers") commenced tender offers for limited partner interests in six partnerships: Shelter Properties I Limited Partnership; Shelter Properties II Limited Partnership; Shelter Properties III Limited Partnership; Shelter Properties IV Limited Partnership; Shelter Properties V Limited Partnership; and Shelter Properties VI Limited Partnership (collectively, the "Shelter Properties Partnerships"). In May 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the Shelter Properties Partnerships, challenging the actions of the defendants (including Insignia, the Affiliated Purchasers and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters. On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation required supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchasers, which was paid on September 5, 1996, together with the payment of plaintiff's attorney's fees and expenses which have also been paid.

     Chipain, Tom, et al., v. Walton Street Capital Acquisition II, LLC, et al. In May 1996, Walton Street Capital Acquisition II, MLLC ("Walton Street"), together with certain Insignia affiliates, commenced tender offers for limited partner interests in ten real estate limited partnerships syndicated by The Balcor Company ("Balcor"). In May 1996, certain persons claiming to be holders of limited partner interests commenced a lawsuit in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, on behalf of themselves, on behalf of a putative class of plaintiffs, and, as amended, derivatively on behalf of the Balcor-syndicated partnerships, challenging the actions of the defendants (including Insignia, an Insignia officer and certain affiliates, Walton Street and the general partners of the Balcor-syndicated partnerships ) in connection with the tender offers and certain other matters.

     The complaint, as amended, contained allegations that the tender offers were inadequate and coercive based, in part, upon information allegedly obtained by Insignia in violation of its fiduciary duties. Defendants promptly moved to dismiss the complaint and on June 5, 1996, the court dismissed the complaint as to Insignia and Walton, with leave to replead. On June 11, 1996, plaintiffs filed an amended class and derivative action complaint, repeating the same allegations as in their initial complaint, and recasting some as derivative, rather than direct class, claims. Defendants moved to dismiss the amended complaint and on June 18, 1996, the court again dismissed plaintiffs' amended complaint as to Insignia and Walton.

     On June 14, 1996, a second class and derivative suit, similar in material respects to the Chipain litigation, was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. That complaint, entitled Sandra Dee v. Walton Street Capital Acquisition II, LLC, et al., contained substantially the same allegations as the Chipain complaints and asserted additionally that the tender offers violated certain state securities and consumer statutes. Pursuant to the court's orders consolidating the Chipain and Dee complaints with another action which does not name Insignia, a new amended and consolidated class and derivative action complaint was filed on July 25, 1996. The plaintiffs in the Chipain action are not parties to this latest complaint.

     On August 16, 1996, Insignia moved to dismiss the amended and consolidated class and derivative action complaint. The motion was heard by the court on September 27, 1996 at which time the court granted leave to the plaintiff to (i) withdraw its pending complaint and (ii) serve a second amended and consolidated class and derivative action complaint. On October 8, 1996, plaintiffs filed a second amended and consolidated class and derivative action complaint which added claims of alleged antitrust injury and unjust enrichment. On October 25, 1996, Insignia moved to dismiss this latest complaint. That motion is scheduled to be heard by the court in December 1996.

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

5.   Other matters

     In November of 1994, the Company acquired substantially all of the assets (consisting primarily of management contracts) of Allegiance Realty Group, Inc., a wholly-owned subsidiary of Balcor. As of September 30, 1996, the Company managed approximately 178 properties, comprising approximately 30,200 units of multifamily residential housing and 11.0 million square feet of commercial space associated with that acquisition (44 of the properties, comprising approximately 1,600 units of multifamily residential housing and 4.9 million square feet of commercial space are not controlled by Balcor).

     During the first quarter of 1996 Balcor announced its intention to sell a significant number of its properties. In connection with the potential sales of such properties, Balcor has entered into agreements with the Company to provide additional services (the "Advisory Agreements"), including collection of data, the preparation of materials for potential purchasers, and assistance with regard to transition plans. The Advisory Agreements have an initial term of one year with fees ranging from .75% to 1.25% of the sale price of a property if and when sold (the "Advisory Fees"), regardless of whether or not the purchaser retains the Company to continue to manage the property. If all sales were consummated for the properties that Balcor is marketing, $14.4 million in annual revenues would be lost while $14.7 million in advisory fees would be collected. The remaining basis would be approximately $8.9 million with a revenue stream of $6.9 million. To date, 48 properties comprising 14,800 residential units producing $4.9 million in annual management fees have been sold, with $4.6 million in earned advisory fees. There are proposed sales of an additional 113 properties comprising approximately 25,800 units and 3.3 million in commercial square feet which generate approximately $9.5 million in management revenues and which would produce advisory fees of $10.1 million. The completed and pending sales are included in the totals mentioned above. Management believes that the unamortized purchase price relating to properties managed for Balcor properly reflects the asset value and that no impairment exists.

6. Acquisitions of National Property Investors, Inc. and Edward S. Gordon Company, Inc.

     As discussed in the Company's Annual Report on Form 10-K, the Company acquired substantially all of the assets of National Property Investors, Inc. ("NPI"), its property management affiliates and certain of its limited partner interests in real estate limited partnerships for an aggregate purchase price of approximately $116 million in January 1996. In addition, the Company acquired substantially all of the assets of the Edward S. Gordon Company, Incorporated for approximately $74 million on June 30, 1996. The pro forma unaudited results of operations for the nine months ended September 30, 1996 and September 30, 1995 assuming consummation of the purchases as of January 1, 1995 are as follows:

                                                     Nine Months Ended
                                                       September 30,
                                                       -------------
                                                 1996               1995
                                                 ----               ----
                                         (000's omitted, except per share data)

   Revenues                                   $197,058             $175,007
   Net Income                                    5,573                3,426
                                                 =====                =====
   Earnings per common share                     $0.17                $0.11
                                                 =====                =====

7. During the nine months ended September 30, 1996, the following changes occurred in the Company's equity accounts:

     a) Exercise of 273,879 stock options and 17,700 warrants representing 291,579 shares of Class A Common Stock at exercise prices ranging from $1.88 to $13.69 per share.

     b) Conversion of preferred stock and a subordinated convertible note to 1,509,062 and 1,117,732 shares, respectively, of Class A Common Stock.

     c)   Net income of $5,020,000 for the nine months ended September 30, 1996.

     d)   Preferred dividends of $199,000.

     e)   Additional   paid-in   capital  of  $24,450,000   resulting  from  the
          assumption of options in connection with the acquisition of the Edward
          S. Gordon Company, Incorporated.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------  ----------------------------------------------------------
of Operations
-------------

Financial Condition
-------------------

The Company's assets grew 92% from $245.4 million at December 31, 1995 to $471.9 million at September 30, 1996, primarily from the completion of three strategic acquisitions during the nine months. The third quarter ended September 30, 1996 reflects operating results from all the acquisitions for the first time, and shows strong increases in earnings before interest, taxes, depreciation, and amortization ("EBITDA") combined with funds from operations ("FFO") for both the third quarter and nine months over the third quarter and nine months ended September 30, 1995. EBITDA combined with FFO increased 76 % and 70% for the three and nine months from $8.1 million and $24.7 million for 1995, respectively, to $14.3 million and $41.9 million for 1996, respectively.

During the nine months, the Company has completed the acquisitions of 1) National Property Investors, Inc. ("NPI") in January 1996; 2) the capital stock of the Paragon Group Property Services, Inc., the commercial property services operation ("Paragon Commercial") of Paragon Group, Inc., effective June 30, 1996; and 3) the Edward S. Gordon Company, Incorporated ("ESG") also effective June 30, 1996. These three acquisitions were acquired for a total purchase price of approximately $208.5 million, most of which was paid in cash funded by draws on the Company's $200 million revolving credit facility. The acquisitions added approximately 32,000 units and 46 million square feet of commercial space to the managed portfolio, bringing the totals to 283,000 units and 107.2 million square feet in commercial space. While the Paragon Commercial and ESG acquisitions added approximately $2.5 million in EBITDA, as a result of transition and other acquisition expenses, the results are less than proforma annual results.

The NPI acquisition also added a substantial amount ($74 million) to the investment in limited partner interests and increased the number of partnerships in which a significant interest was owned by 14 public real estate limited partnerships. Also, the general partner interests for 28 public limited partnerships and 83 private limited partnerships were acquired as part of the NPI transaction.

In addition to the acquired limited partner interests, the Company has invested an additional $2.6 million in such interests through acquisitions in the open market. In total, the Company has $133.1 million invested in limited partnership interests. Insignia has received $13.3 million in capital distributions from the partnerships over the past four quarters.

Insignia's proportionate share of FFO from its partnership investments was $3.3 million and $10.3 million for the three months and nine months ended September 30, 1996, respectively, 129% and 186% increases from $1.5 million and $3.6 million for the three and nine months ended September 30, 1995, respectively. With respect to those assets operating during the entire third quarters of both 1995 and 1996, property revenues increased by 5.2% and operating expenses increased by 5.3%. Most of the increase in operating expenses arose from the planned increase in property appearance improvements, primarily painting, landscaping and paving, to $932,000 in 1996 compared to $366,000 of similar expenses in 1995; all other operating expenses decreased 0.7%. The appearance improvements undertaken in connection with the recent investments should reflect peak expenditures during the third and fourth quarters of 1996 and return to more normal levels in 1997. Insignia's share of FFO as to comparable properties increased by 7.0%, despite the substantial expenditures during the quarter for property appearance improvements and higher interest resulting from net refinance proceeds of $9.6 million recovered from the partnerships.

In April 1996, both the subordinated convertible note and the preferred stock were converted into common stock of approximately 1.1 million and 1.5 million shares, respectively.

Also, during the quarter ended September 30, 1996, the Company terminated acquisition negotiations and expensed approximately $935,000 in failed deal costs. The termination of the discussions reflects management's commitment to acquire only assets or companies that will enhance the Company's value and provide sufficient return on investment for the Company's stockholders.

Subsequent to the quarter ended September 30, 1996, the Company completed its largest capital market transaction yet by raising approximately $149.5 million through the issuance of a trust-originated convertible preferred security, with a term of 20 years and an annual cash distribution of 6.5% of the liquidation amount, convertible into the Company's Class A common stock at $26.50 per share. The convertible securities, commonly known as TOPrs or QUIPS, are structured such that the distribution is tax deductible to the Company, and may be deferred by the Company for a period of up to 20 consecutive quarters. The securities received a rating of B2/B+ from Moody's and Standard & Poors, respectively.

Results of Operations
---------------------

Combined EBITDA and FFO increased 76% and 70% respectively for the three and nine months ended September 30, 1996 (to $14.3 million and $41.9 million, respectively) over the same periods in 1995 ($8.1 million and $24.7 million, respectively). The primary reasons for the growth were the increases in third party fee management, the completed acquisitions, and the increased investments in limited partner interests.

Fee based services revenues increased 109% and 67% for the three and nine months ended September 30, 1996 over comparable periods in 1995. Fee based services revenues increased to $62.9 million and $140.1 million for the three and nine months ended September 30, 1996 from $30.2 million and $84.1 million for the same periods in 1995, almost all of which occurred in the property and asset management group of the Company. The acquisitions completed contributed significantly to the growth in the fee based services revenues, as well as the net growth in third party fee management of 8,500 units in residential and 5.6 million in commercial square feet.

The financial services division of the Company is primarily transactional in nature and, consequently, its operations can vary significantly from period to period depending on when transactions are consummated. Revenues from the group increased 103% and 7% for the three and nine months ended September 30, 1996 over the same periods in 1995.

Interest income increased 20% and 47% over the third quarter and nine months ended September 30, 1995 primarily as a result of the higher average interest earning cash balances and higher interest rates.

Other income increased 6% and 36% for the three and nine months ended September 30, 1996 over the same periods of 1995. The primary factor for the increase was the growth in the amounts received from an agency that serves as an insurance broker for various partnerships managed by the Company.

Fee based services expenses increased by 126% and 81% for the three and nine months ended September 30, 1996 over the same periods in 1995, primarily from the completion of the acquisitions mentioned previously, including the transition costs incurred to bring the acquired operations into the Company. In addition, with the expansion of the Company into new and diversified areas, such as the management of cooperatives and condominiums in New York, and many types of commercial services, the margins have narrowed somewhat. The New York business is a tighter market, and the commercial business is much more transactional in nature. These two factors combined narrow the Company's traditional margins from the residential operations, but do, however, provide stable sources of revenue and future EBITDA for stockholder value.

Fee based services expenses from the financial services division increased 29% and 10% for the three and nine months ended September 30, 1996 compared to the same periods in 1995. The transactional nature of this division combined with the write-off of the failed deal costs caused the bulk of these increases. Since this division is transactional in nature, amounts can vary from period to period.

Also, included in fee based services revenues and expenses are the results of the Company's activities in the consumer services area, with operations contributing losses of $300,000 and $1.6 million for the three and nine months ended September 30, 1996. Through September 1996, approximately 105,000 units have been signed up with approximately 81,000 units rolled out resulting from recent communications.

During 1995, a one-time charge for $1.0 million was incurred as a result of terminating a contractual arrangement with a senior executive/director. Both the Company and the employee agreed to the termination. No such expenses were incurred during the nine months ended September 30, 1996.

Interest expense increased 97% and 108 % for the three and nine months ended September 30, 1996 over the same periods in 1995. Increasing interest rates and higher debt balances ($97.1 million at September 30, 1995 compared to $185.2 million at September 30, 1996) were the primary causes for the increase.

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

Depreciation and amortization increased 96% and 69% for the three and nine months ended September 30, 1996 over the same periods in 1995 as a result of the amortization of the acquired property management contracts and the additions to property and equipment.

The provision for income taxes decreased 77% and 13% primarily due to the decreases in income before taxes.

As a result of the foregoing, net income decreased 76% and 5% for the three and nine months ended September 30, 1996 over 1995. Earnings per share was $0.01 for the three months ended September 30, 1996 compared to $0.03 for 1995, and $0.15 the nine months ended September 30, 1996 compared to $0.20 for 1995.

Liquidity and Capital Resources
-------------------------------

     The Company has several sources available for capital, primarily cash generated from operations, distributions from partnerships, and available credit under the $200 million revolving credit facility. As a result of its ability to generate cash, and such additional sources, the cash balances grew from $27.6 million at September 30, 1995 to $60.1 million at September 30, 1996. The Company uses combined EBITDA and FFO as an indicator of its working capital generated from operations. Combined EBITDA and FFO increased 76% and 70% for the three and nine months from $8.1 million and $24.7 million for 1995 to $14.3 million and $41.9 million for 1996. The following chart specifically identifies the sources of the combined EBITDA and FFO and how the numbers are derived for each period.

                                         Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                           1996       1995             1996      1995

     Fee based services revenues         $62,924     $30,157         $140,117  $84,132
     Interest                                606         505            2,193    1,490
     Other                                   457         430            1,597    1,177
                                             ---         ---            -----    -----
                                         $63,987     $31,092         $143,907  $86,799

     Fee based services expenses          51,055      22,611          106,570   58,798
     Termination of agreement                 --          --               --    1,000
     Administrative and other              1,974       1,826            5,681    5,892
                                           -----       -----            -----    -----

     EBITDA - service company            $10,958    $  6,655         $ 31,656  $21,109


     FFO                                   3,349       1,460           10,278    3,592
                                           -----       -----           ------    -----

     Combined EBITDA and FFO             $14,307    $  8,115          $41,934  $24,701
                                         =======    ========          =======  =======

     In addition to internally generated cash, the Company has a $200 million revolving credit facility available for acquisitions and working capital needs, of which $178 million was committed as of September 30, 1996. Subsequent to the quarter end, the Company successfully raised approximately $149.5 million in trust-originated convertible preferred securities, which will be used principally to reduce the outstanding balance on the revolving credit facility. With the working capital generated through the operations of the Company and the available balances on the revolving credit facility, the Company feels its capital resources are adequate. The Company's funding needs are reassessed and additional sources of capital evaluated as acquisitions are identified and pursued.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     See note 4 in Notes to Condensed Consolidated Financial Statements, Part I,
Item 1, of Form 10-Q for September 30, 1996, for the details on outstanding issues. Also, see Registrant;s Form 10-K for the period ended December 31, 1995.

Item 2.  Changes in Securities
-------  ---------------------

     In November 1996, Insignia Financing I, a Delaware business trust (the "Trust"), issued and sold 2,990,000 of its 6-1/2% Trust Convertible Preferred Securities with an aggregate liquidation amount of $149.5 million (the "Convertible Preferred Securities"). All of the outstanding common securities of the Trust are owned by the Company. The Convertible Preferred Securities were sold by Lehman Brothers, Dillon, Read & Co. Inc., Goldman, Sachs & Co. and A.G. Edwards & Sons, Inc. for $149.5 million to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended (the Securities Act")) in compliance with Rule 144A. The Preferred Securities may be converted at the option of the holder into shares of the Company's Class A Common Stock ("Common Stock") at a conversion price of $26.50 per share of Common Stock.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits

     11. Statement re computation of per share earnings.

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended September 30, 1996:

     Form 8-K dated July 1, 1996 and filed July 12, 1996 disclosing Registrant's acquisition of the Edward S. Gordon Company, Incorporated.

     Form 8-K dated July 1, 1996 and filed July 15, 1996 disclosing Registrant's acquisition of the capital stock of Paragon Group Property Services, Inc., the commercial operation of Paragon Group, Inc.

     Form 8-K dated August 21, 1996 and filed August 26, 1996 disclosing Registrant's internal reorganization and title changes of Ronald Uretta to Chief Operating Officer and James A. Aston to Chief Financial Officer.

     Form 8-K dated September 13, 1996 and filed September 13, 1996 amending Form 8-K dated July 1, 1996 to file financial statements for the Edward S. Gordon Company, Incorporated acquisition.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                    INSIGNIA FINANCIAL GROUP, INC.



                                    by:  /s/ Ronald Uretta
                                    ----------------------
                                         Ronald Uretta
                                         Chief Operating Officer and Treasurer



                                    by:  /s/ James A. Aston
                                    -----------------------
                                         James A. Aston
                                         Chief Financial Officer



Dated:  November 12, 1996


EXHIBIT 11 - Statement Re:  Computation of Earnings Per Share


                                            Three Months Ended             Nine Months Ended
                                                 September 30,               September 30,
                                             1996       1995                1996          1995

Primary

Average common shares outstanding         28,752        20,508              27,517       20,362

Net effect of dilutive stock
     options and warrants based on the
     treasury stock method using average
     market price                          4,453         1,625               3,591        1,237
                                           -----         -----               -----        -----

Total                                     33,205        22,133              31,108       21,599
                                          ======        ======              ======       ======

Net income                             $     252       $ 1,030            $  5,020     $  5,304
                                       =========       =======            ========     ========

Preferred dividends                            -           327                 199          918
                                                           ---                 ---          ---

Adjusted net income                    $     252       $   703            $  4,821     $  4,386
                                       =========       =======            ========     ========

Earnings per common share              $    0.01       $  0.03            $   0.15     $   0.20
                                       =========       =======            ========     ========



Fully Diluted

Average common shares outstanding         28,752        20,508              27,517       20,362


Net effect of dilutive stock options and warrants
  based on the treasury stock method using
  the greater of the average market price or the
  ending market price                      4,578         1,762               3,859        1,452
                                           -----         -----               -----        -----


Total                                     33,330        22,270              31,376       21,814
                                          ======        ======              ======       ======

Net income                               $   252      $  1,030            $  5,020     $  5,304

Preferred dividends                           --           327                 199          918
                                                           ---                 ---          ---

Adjusted net income                    $     252      $     703           $  4,821    $   4,386
                                       =========      =========           =========    ========

Earnings per common share              $    0.01      $    0.03           $   0.15    $    0.20
                                       =========      =========           ========    =========
