Form 10-K405
period 1996-12-31
INSIGNIA FINANCIAL GROUP INC
filed 1997-03-26
CIK 870480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

{X}Annual Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1996
                                       or

{ }Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        For the transition period from ............... to ...............

                         Commission file number 0-19066

                         INSIGNIA FINANCIAL GROUP, INC.
            (Exact name of registrant as specified in its charter)

      Delaware                                                   13-3591193
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No. 1)

One Insignia Financial Plaza, P.O. Box 1089
     Greenville, South Carolina                                      29602
 (Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code (864) 239-1000



           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                 Shares of Class A Common Stock, $.01 Par Value

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

As of February 28, 1997 there were outstanding 28,983,777 shares of Class A Common Stock. Based on the closing price of $21.25 per share of Class A Common Stock as of such date, the aggregate market value of Registrant's Shares held by non- affiliates was approximately $433 million.



                      DOCUMENTS INCORPORATION BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 1997 in Part III of this Form 10-K.

                                     Part I

Item 1.  Business

     General. Insignia Financial Group, Inc. (the "Company" or "Insignia") is a Delaware corporation incorporated in July 1990. The Company is a fully integrated real estate services organization specializing in the ownership and operation of securitized real estate assets. As the largest manager of multifamily residential properties in the United States and one of the largest managers of commercial properties, Insignia performs property management, asset management, investor services, partnership accounting, real estate investment banking, and real estate brokerage services for various types of property owners, including approximately 900 limited partnerships having approximately 360,000 limited partners. Insignia commenced operations in December 1990 and since then has grown to provide property and/or asset management services for over 2,400 properties, which include approximately 265,000 residential units (including cooperative and condominium units) and approximately 110 million square feet of commercial space, located in over 500 cities in 48 states.

     Insignia's principal business strategy is to expand its real estate services business in four primary ways. First, the Company seeks to acquire, or to have an affiliate acquire, controlling positions in entities that own or control real estate properties, and then, subject to their fiduciary duties to such entities, engage Insignia to provide management services. Second, Insignia seeks to enter into special contractual relationships with non-affiliated third parties that own or control portfolios of real estate properties pursuant to which Insignia will provide management services to some or all of the properties within their portfolios. Third, the Company seeks to expand its management of properties which are owned by non-affiliated third parties, such as large insurance companies, banks, government or quasi-government agencies, and other institutional investors and lenders. Fourth, Insignia seeks to make opportunistic real estate investments in controlled entities, primarily through Insignia Properties Trust and Insignia Properties, L.P., its controlled UPREIT, or through institutional co-investments for both real estate cash flows and profits and additional service revenues.

     Insignia's real estate interests consist primarily of limited partner interests in controlled partnerships which own apartment complexes. Insignia began making such investments in December 1994 in connection with the ConCap acquisition, and has since acquired additional interests through tender offers, negotiated block purchases and secondary market purchases. In addition, in January 1996 Insignia acquired NPI, which included a substantial investment in limited partner interests.

     In January 1997, Insignia reorganized its operations from six units to four units to achieve greater operating efficiencies and separate its real estate investment activities. Insignia's operating units now include Insignia
Residential  Group  ("IRG"),  Insignia  Commercial  Group  ("ICG") and  Insignia
Financial Services ("IFS"), through which the Company performs its various services. IRG and ICG provide management, consulting, brokerage, investment and related services for residential and commercial properties, respectively. IFS provides financial services including real estate investment banking and co-investment.

     The Company formed Insignia Properties Trust ("IPT") and Insignia Properties, L.P. ("IPLP") which together comprise an umbrella partnership real estate investment trust as its fourth unit. IPT and IPLP are expected to function as the Company's primary vehicles for acquiring and owning interests in multifamily real estate assets. Insignia and certain of its affiliates have initially contributed to IPT virtually 100% of the limited partnership interests acquired by Insignia over the course of the past 24 months, as well as the stock of the corporate the general partnerships in those partnerships in which Insignia has acquired limited partnership interests. Insignia will initially own virtually 100% of the stock in IPT, with IPT owning 100% of the general partnership interest in IPLP. Over time, Insignia expects to diversify the ownership base of IPT and grow this segment without significant recourse to Insignia.

     In November 1996, Insignia Financing I, a Delaware trust (the "Trust"), issued and sold 2,990,000 shares of its Convertible Preferred Securities (the "Preferred Securities") with an aggregate liquidation amount of $149,500,000, sold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended (the "Act")) in compliance with Rule 144A, to foreign investors pursuant to Regulation S under the Act and to institutional accredited investors pursuant to Regulation D. All of the outstanding common shares of the Trust are owned by the Company. The Preferred Securities will mature on September 30, 2016 and bear interest at the rate of 6.5% per annum, with quarterly distributions payable in arrears. The Company has the option to defer interest payments from time to time, not to exceed 20 consecutive quarters. The Company's first distribution of $1.6 million was made on December 31, 1996, and is reflected in minority interests in the consolidated statements. The Preferred Securities are convertible into the Company's Class A Common Stock at $26.50 per share through September 30, 2016. The Company has the right to redeem the Preferred Securities after November 1, 1999. The Preferred Securities are structured such that the dividend is tax deductible to the Company. The proceeds of the offering were used to pay down current debt under the Company's $200,000,000 revolving credit facility.

     Insignia and its affiliates have acquired control of, or management rights to, 33 portfolios of properties since 1990. The Company believes that there are a significant number of other portfolios which may be available for future acquisitions. However, there can be no assurance that the closing of any such potential acquisitions will be consummated. The following table summarizes the portfolio acquisitions completed in 1996, 1995 and 1994 only, and their size in units and commercial square feet.

                                                                                                        Commercial
                                                Residential Units                                       Square Feet
  Year                                                   Contractually    Third                         Contractually    Third
   of                                      Affiliated     Restricted     Party          Affiliated        Restricted     Party
Acquisition     Portfolio Name            Properties(2)  Properties(3) Properties(4)   Properties(2)    Properties(3)  Properties(4)

  1996        GSSW(1).............           5,710
  1996        Edward S. Gordon Company, Inc.                                                                           25,500,000
  1996        Paragon.............                                                                                      21,800,000
  1996        National Property
                Investors, Inc.....         34,265                       3,735           3,885,000
  1995        Propsys/Compass Ventures                        565          138
  1995        Douglas Elliman-Gibbons &
                Ives/Kreisel Company, Inc.                              54,301
  1995        Gleichman & Company, Inc.                     1,500
  1995        O'Donnell Property Services                                                                 3,496,330    20,102,461
  1994        ConCap Entities.....          15,049                       2,776           2,092,890
  1994        Capital Realty, Group, Inc.    1,565                       5,512                                          2,177,439
  1994        Allegiance Realty Group, Inc.                52,738                                         7,631,339     8,326,458
  1994        Continental.........                                                                                        425,000
  1994        The Rooney Company                                           544                                          2,700,555
  1994        Hampton Real Estate Group      1,167                                         357,690
  1994        SHL Properties Acquisition
                 Partners, Ltd......         2,486                         413             634,000
  1994        GSSW................                                       1,451
  1994        Gross Lancton & Co.                                                                                       3,233,151

(1) The GSSW acquisition added additional affiliated management contracts as well as the general partner interest on third party properties acquired in 1994.

(2) Affiliated properties are ones in which some form of general partner interest resides with the Company or an affiliate.

(3) Contractually restricted properties are ones in which the general partner interest has not been relinquished to Insignia or an affiliate, but ones in which restrictions and protection clauses have been put in the management agreements to strengthen the stability of the relationship.

(4) Third party properties are ones in which no control exists, and the contracts on the properties are cancelable at the option of either party.

     The Company's services include property management, providing all of the day-to-day services necessary to operate a property, whether residential or commercial; tenant representation; corporate real estate consulting; asset management, including long-term financial planning, monitoring and implementing capital improvement plans, and development and execution of refinancings and dispositions; maintenance and construction services; marketing and advertising; investor reporting and accounting, including preparation of quarterly reports and annual K-1 tax reporting forms for limited partners, as well as, regular reporting under the Securities Exchange Act of 1934 where applicable; investment banking, including assistance in workouts and restructurings, mergers and acquisitions, debt and equity securitizations, and acquisitions of limited partner interests; and real estate brokerage.

     The Company's senior residential property management personnel have an average of over 20 years of experience in property management with a broad range of types of properties throughout the United States. Many of Insignia's most experienced managers joined the Company in connection with certain of its acquisitions. The Company believes that its management expertise and state-of-the-art computer and communications systems allow it to offer its customized services efficiently and at a cost to the Company that permits it to be competitive with other real estate management service companies.

     The U.S. Department of Housing and Urban Development ("HUD") has approved Insignia to provide property management services for certain properties subject to regulations by HUD. Approximately 16% of the residential units managed by the Company are housing projects financed under various government programs administered by HUD. As a result, certain aspects of Insignia operations are subject to regulation by HUD. The programs administered by HUD are currently under review by Congress. The proposed changes to the HUD programs would allow tenants greater freedom in the selection of rental housing. The tenant can take this "rent voucher" and apply for lease at an apartment he selects.
Additionally, the rental vouchers may provide for less assistance than is currently in place. It is possible that the combination of these proposed changes could result in lower rental revenue and project cash flow from which management and other fees are derived; however, the current proposals are not sufficiently specific to determine their actual impact on such fees, if any.

     Competition. Competition is intense in the markets for acquisition of control of real estate entities and the rights to manage the controlled properties, as well as for management of third-party owner properties. Insignia's competitors for residential property management include major organizations such as NHP, Incorporated of Washington, D.C. and Lincoln Property Company of Dallas, Texas. Competitors in the commercial property real estate business include CB Commercial Real Estate Group of Los Angeles, California, and Koll Management Services, Inc. of Newport Beach, California. Despite the large size of these and other competitors, the industry is highly fragmented and no single organization controls or manages more than a small percentage of the residential or commercial properties in the United States. Most competitors are regional or local organizations that manage a relatively small number of properties.

     Insignia believes that competition for acquisition of control of real estate entities is based principally on the ability to offer reasonable value to the seller of control, often restructuring the debt and equity of the controlled entity to allow the properties to provide positive cash flow to investors. Insignia believes its financial strength, together with its ability to evaluate and close acquisitions quickly and effectively using its in-house capabilities, its record of successful property real estate services, and its low cost structure, provide credibility in negotiating such restructuring, and complement its ability to offer attractive terms to the seller. Insignia believes that its track record of having successfully completed 33 acquisitions since its inception gives it a competitive advantage in obtaining attractive acquisitions.

     Competition for third party management contracts is based principally on quality of service, including the ability to enhance asset values, and cost. Unlike many of its competitors, Insignia's personnel are experienced in managing a wide variety of types of properties in locations throughout the country. This enables Insignia to offer an owner of a large diversified portfolio the ability to obtain experienced management for most or all of its properties through one organization. Insignia believes it has demonstrated an ability to effectively manage, lease, and improve the value of, both residential and commercial properties. In addition, Insignia believes it has developed a reputation for quality service and attention to clients, investors, and tenants alike. Insignia also believes its economies of scale and state-of-the-art management information system allow it to offer its services efficiently and at an overall cost which is competitive with or less expensive than is offered by other management service companies. However, while Insignia creates significant savings through its substantial purchasing power, and is able to offer certain cost reimbursed services (such as partnership administration) so that overall expenses are lower than those of Insignia's competitors, Insignia believes its principal competitive advantages are the experience of its management and the efficiency and flexibility of its management information systems. As a result, Insignia believes it has competed effectively in the market for provision of real estate services to third party entities. This segment of the business has grown since inception, although there can be no assurance it can continue to do so.

     Affiliated Entities. Metropolitan Asset Enhancement, L.P. ("MAE") was formed prior to 1991 to be the principal vehicle for acquiring general partner interests in limited partnerships owning real estate and real estate related assets that would be managed or serviced by the Company. Insignia holds a 19.1% limited partnership interest in MAE. Andrew L. Farkas, the Chairman of the Board, President and Chief Executive Officer of Insignia, owns the general partner of MAE, which has a 1% partnership interest. In August 1993, the Company entered into an agreement with MAE whereby (i) the Company agreed to assist MAE as its advisor and agent in connection with MAE's acquisition, asset management, property management, and securitization activities and in connection therewith to perform all services relating to the foregoing, (ii) the Company agreed to render to MAE full investment banking, financial advisory, recapitalization, asset restructuring, securitization and mortgage banking services (as sole compensation for the provision of such services, the Company receives certain cost reimbursements, incentive management fees, and transaction fees as defined in such agreement), and (iii) the Company and MAE agreed that, in the event either obtains an opportunity to acquire interests in real estate or in entities which own or control real estate, the Company will have the first right to acquire such interests. If the Company elects not to acquire any such interests, but MAE does elect to acquire such interests and the Company elects to provide any financing to MAE for such acquisition, then such financing shall be by means of loans that will bear interest at a rate equal to the rate then paid by the Company on indebtedness under a revolving credit facility. If the Company is not a party to a revolving credit facility, such rate will be the estimated rate the Company would pay on indebtedness incurred under a revolving credit facility.

     Environmental Regulation. Under various federal and state environmental laws and regulations, a current or previous owner or operator of real estate may be required to investigate and remediate certain hazardous or toxic substances or petroleum product releases at the property, and may be held liable to a
governmental   entity  or  to  third   parties  for  property   damage  and  for
investigation and cleanup costs incurred by such parties in connection with contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. There can be no assurance that Insignia, or any assets owned or controlled by Insignia, currently are in compliance with all of such laws and regulations, or that Insignia will not become subject to liabilities that arise in whole or in part out of any such laws, rules, or regulations. Moreover, there can be no assurance that any of such liabilities to which Insignia may become subject will not have a material adverse effect upon the business or financial condition of Insignia.

     Employees. At December 31, 1996, Insignia had approximately 9,300 employees. Of these employees, approximately 75% were employed as on-site personnel such as resident managers and maintenance people involved in property management. Fewer than 4% of such employees are covered by collective bargaining agreements. Approximately 89% of Insignia's employees are full time; part-time employees include those employed as housekeepers, porters, pool staff, lawn maintenance, and other service positions at site locations. Insignia believes that its employee relations are excellent. The Company's benefit programs include group comprehensive health and life insurance plans, paid vacations, a sick leave program, a disability plan, and a 401(k) plan.

   Executive Officers

     The following sets forth the names and ages of all persons currently serving as executive officers of the Company, their positions with the Company and their period of service as an executive officer of the Company. Each person serves until his successor is elected or appointed by the Board of Directors.


                                                                                   Beginning Year of
                                                                                       Service as
     Name            Age               Office                                      Executive Officer

Andrew L. Farkas     36   Chairman of the Board of Directors, President and               1990
                           Chief Executive Officer of Insignia and Chairman
                           of the Board of Trustees of Insignia Properties Trust
James A. Aston       44   Office of the Chairman, Chief Financial Officer of              1991
                           Insignia and President, Insignia Properties Trust
Frank M. Garrison    42   Executive Managing Director and President,                      1993
                           Insignia Financial Services Division of Insignia
                           and Executive Managing Director of Insignia
                           Properties Trust
Jeffrey L. Goldberg  35   Managing Director - Investment Banking                          1991
Edward S. Gordon     61   Office of the Chairman, Chairman of Insignia/ESG                1996
Albert H. Gossett    49   Senior Vice President and Chief Information Officer             1991
Henry Horowitz       50   Executive Managing Director and Chief Operating                 1993
                           Officer, Insignia Commercial Group, Inc.
William H.
  Jarrard, Jr.       50   Managing Director - Partnership Administration                  1991
                           of Insignia and Vice President and Director of
                           Operations of Insignia Properties Trust
Neil J. Kreisel      51   Executive Managing Director and President,                      1995
                           Insignia Residential Group
John K. Lines        37   General Counsel and Secretary of Insignia and Vice
                           President and Secretary of Insignia Properties Trust           1994
Martha L. Long       37   Senior Vice President - Finance and Controller                  1996
Stephen C.
   Schoenbaechler    44   Senior Vice President - Asset Management                        1995
Thomas R. Shuler     51   Executive Managing Director and Chief Operating                 1991
                           Officer of Insignia Residential Group
Stephen B. Siegel    52   Executive Managing Director and President,                      1996
                           Insignia Commercial Group, Inc., President of Insignia/ESG
Ronald Uretta        41   Chief Operating Officer and Treasurer of Insignia and
                           Vice President and Treasurer of Insignia Properties Trust      1992

     Andrew L. Farkas has been a director of Insignia since its inception in July 1990, has been Chairman and Chief Executive Officer of Insignia since January 1991, and has been President since May 1995. Prior to August 1993, Mr. Farkas was the sole director of Insignia. He has been Chairman of the Board of Trustees of Insignia Properties Trust since December 1996.

     James A. Aston has been Executive Managing Director of Investment Banking of Insignia since January 1991 to July 1994, with the Office of the Chairman since July 1994, and Chief Financial Officer since August 1996. He became President of Insignia Properties Trust in December 1996.

     Frank M. Garrison has been Executive Managing Director of Insignia and President of Insignia Financial Services, a division of the Company, since July 1994. Mr. Garrison became Executive Managing Director of Insignia Properties Trust in December 1996. Between January 1993 and July 1994, Mr. Garrison was Managing Director of Investment Banking. From January 1992 to December 1992, Mr. Garrison was Vice President - Investment Banking of Insignia.

     Jeffrey L. Goldberg has been Managing Director of Investment Banking of Insignia since July 1994 and served as Managing Director of Asset Management of Insignia from January 1991 until July 1994.

     Edward S. Gordon has been with the Office of the Chairman of the Company since July 1996. He is the founder and was Chairman of the Edward S. Gordon Company, Incorporated ("ESG"), a commercial property management and brokerage firm whose assets were acquired by the Company in June 1996. The Insignia Commercial Group reports to Mr. Gordon.

     Albert H. Gossett has been Vice President and Chief Information Officer of Insignia since January 1991 and Senior Vice President and Chief Information Officer of Insignia since July 1994.

     Henry Horowitz has been Executive Managing Director of Insignia Commercial Group, Inc. since January 1993, and was Executive Managing Director and President since June 1994. He was promoted to Chief Operating Officer of the Group in January 1997 with the merger of Insignia Commercial Group, Inc. with ESG. From January 1987 to January 1993, Mr. Horowitz was the Chief Executive Officer of First Resource Realty, Inc., a commercial property management organization which Insignia acquired in January 1993.

     William H. Jarrard, Jr. became Vice President and Director of Operations for Insignia Properties Trust in December 1996. Mr. Jarrard has served as the Managing Director of Partnership Administration of Insignia since January 1991.

     Neil J. Kreisel has been Executive Managing Director of Insignia and President of Insignia Management Services-New York, Inc., a subsidiary of the Company, since September 1995. Mr. Kreisel was promoted to his position of President for the Insignia Residential Group in January 1997. For more than five years, Mr. Kreisel has been President and Chief Executive Officer of Kreisel Company, Inc., a residential property management firm.

     John K. Lines has been General Counsel of Insignia since June 1994 and General Counsel and Secretary of Insignia since July 1994. He became Vice President and Secretary of Insignia Properties Trust in December 1996. From May 1993 until June 1994, Mr. Lines was employed as Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was employed as Senior Attorney of Banc One Corporation in Columbus, Ohio.

     Martha L. Long joined the Company as its Controller in June 1994 and was promoted to Senior Vice President - Finance and Controller in January 1997. Prior to that time, she was Senior Vice President and Controller of The First Savings Bank, FSB in Greenville, SC.

     Stephen  C.   Schoenbaechler  has  been  Senior  Vice  President  of  Asset
Management of Insignia since August 1994. From January 1992 to August 1994 Mr. Schoenbaechler was Vice President of Asset Management.

     Thomas R. Shuler was promoted to Chief Operating Officer of Insignia Residential Group, upon its creation in January 1997. Mr. Shuler has been Managing Director of Residential Property Management of Insignia since March 1991 and served as Executive Managing Director and President of Insignia Management Services, a former division of the Company, since July 1994 to January 1997.

     Stephen B. Siegel  assumed his duties as President  of Insignia  Commercial
Group in January 1997. Mr. Siegel has been a Managing Director of the Company since July 1996 and President of the Edward S. Gordon Company, Incorporated in New York City since 1992. From 1988 to 1992, Mr. Siegel was engaged in a joint venture with Chubb Corporation to develop and acquire investment-grade office buildings throughout the United States.

     Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He served as Secretary from January 1992 to 1994 and as Chief Financial Officer from January 1992 to August 1996. He became Vice President and Treasurer of Insignia Properties Trust in December 1996.

     There is no family relationship between any of the executive officers of the Company.

     Andrew Farkas, Chairman, President and Chief Executive Officer of the Company is the sole stockholder of the general partner of MAE, which has a 1% general partner interest in MAE. Mr. Farkas is also (i) the sole stockholder of the general partner of, and owns a limited partnership interest in, Metropolitan Acquisition Partners

IV, L.P. ("MAP IV") which together with its general partner owns 9.0% of the outstanding Class A Common Stock of the Company and, (ii) the sole stockholder of the general partner of Metropolitan Acquisition Partners V, L.P. ("MAP V") which together with its general partner owns 2.8% of the outstanding Class A Common Stock of the Company.

Item 2.  Properties

     The Company's principal executive office is located in a 244,000 square foot office building at One Insignia Financial Plaza, in Greenville, South Carolina. Its lease calls for a term of ten years and six months and expires on March 31, 2005 with two five-year renewal options exercisable by Insignia.
Presently, the Company occupies 110,000 square feet and will assume an additional 9,000 square feet in the building as the space becomes available. The Company has a first right of refusal to lease an additional 16,299 square feet in the building, subject to its expansion plans. The lease contains an option to cancel at the end of the seventh year or ninth year, each with a cancellation penalty.

     The Company also occupies 21,000 square feet at Insignia Financial Center, also in Greenville, South Carolina, with lease terms providing for two five-year renewal options and termination options during the third, sixth, and eighth years of the lease. The lease expires August 31, 2004. Both buildings are owned by non- affiliated third parties. The current aggregate annual lease obligation for both locations is $1,800,000. Nationally, the Company leases office space in 89 locations and 26 states, all from non-affiliated third parties, under leases expiring at various dates between 1997 and 2005. Insignia believes its facilities are adequate for their current and planned uses.

  Item 3.  Legal Proceedings

     Gillett Family Trust, et al. v. Insignia Financial Group, et al. In April 1995, six wholly-owned subsidiaries of Insignia commenced tender offers for limited partner interests in six partnerships, Shelter Properties I Limited Partnership; Shelter Properties II Limited Partnership; Shelter Properties III Limited Partnership; Shelter Properties IV Limited Partnership; Shelter Properties V Limited Partnership; and Shelter Properties VI Limited Partnership (collectively, "Shelter Properties Partnerships"). In May 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

     On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation required supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchasers, which was paid on September 5, 1996, together with the payment of plaintiff's attorney's fees and expenses.

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

     The complaint, as amended, contained allegations that the tender offers were inadequate and coercive based, in part, upon information allegedly obtained by Insignia in violation of its fiduciary duties. Defendants promptly moved to dismiss the complaint and on June 5, 1996 the court dismissed the complaint as to Insignia and Walton

Street, with leave to replead. On June 11, 1996 plaintiffs filed an amended class and derivative action complaint, repeating the same allegations as in their initial complaint, and recasting some as derivative, rather than direct class, claims. Defendants moved to dismiss the amended complaint and on June 18, 1996, the court again dismissed plaintiffs' amended complaint as to Insignia and Walton Street.

     On June 14, 1996 a second class and derivative suit, similar in material respects to the Chipain litigation, was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. That complaint, entitled Sandra Dee v. Walton Street Capital Acquisition II, LLC, et al., contained substantially the same allegations as the Chipain complaints and asserted additionally that the tender offers violated certain state securities and consumer statutes. Pursuant to the court's orders consolidating the Chipain and Dee complaints with another action which does not name Insignia, a new amended and consolidated class and derivative action complaint was filed on July 25, 1996. The plaintiffs in the Chipain action are not parties to this latest complaint.

     On August 16, 1996 Insignia moved to dismiss the amended and consolidated class and derivative action complaint. The motion was heard by the court on September 27, 1996 at which time the court granted leave to the plaintiff to (i) withdraw its pending complaint and (ii) serve a second amended and consolidated class and derivative action complaint. On October 8, 1996 plaintiffs filed a second amended and consolidated class and derivative action complaint which added claims of alleged antitrust injury and unjust enrichment. On October 25, 1996 Insignia moved to dismiss the second amended and consolidated class action complaint. That motion was heard by the court in December 1996.

     On December 18, 1996 the court issued a decision granting Insignia's motion to dismiss. By order dated January 7, 1997 the court dismissed the second amended and consolidated class action compliant with prejudice. Plaintiffs filed a notice of appeal in the December action on February 14, 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1996, no matter was submitted to a vote of the stockholders of the Company through the solicitation of proxies or otherwise.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     In October 1995, the Company completed a second public offering in which 3,850,000 shares of Class A Common Stock were sold by the Company and 1,350,000 shares were sold by certain stockholders of the Company. The offering price of the Class A Common Stock was $14.50 per share. Prior to that time, in 1993, the Company had completed an equity offering in which 5,910,000 shares of Class A Common Stock were sold by the Company and 3,060,000 shares by certain stockholders of the Company at a price of $8.00 per share. The Class A Common Stock traded on the NASDAQ National Market prior to October 3, 1995, and since that date has traded on The New York Stock Exchange under the symbol IFS. The following table sets forth the high and low daily closing sale prices for the Class A Common Stock as quoted through the NASDAQ National Market for the periods prior to October 3, 1995, and since that date as reported on The New York Stock Exchange.

Calendar Period                                             High        Low

1995
  First Quarter.......................................      12 1/8      9 5/8
  Second Quarter......................................      13 1/2      11 3/8
  Third Quarter.......................................      15 5/8      12 5/8
  Fourth Quarter......................................      19 1/4      13 3/16
1996
  First Quarter.......................................      24 3/8      17 3/16
  Second Quarter......................................      29 5/8      20 1/2
  Third Quarter.......................................      27          20 1/4
  Fourth Quarter......................................      26          20 3/4

     The Company's transfer agent is First Union National Bank of North Carolina, 230 S. Tryon Street, 10th Floor, Charlotte, North Carolina 28288-1154. As of March 10, 1997, there were approximately 4,000 shareholders of record of the Class A Common Stock.

     The Company has never paid dividends upon the Class A Common stock and does not currently intend to pay any dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations. The payment of dividends is subject to certain restrictions under the revolving credit facility. The Company declared a two for one stock split effected as a stock dividend, with an effective date of January 29, 1996.

Item 6.  Selected Financial Data

     The selected statement of operations data set forth below with respect to the years ended December 31, 1996, 1995, 1994, 1993 and 1992, and the balance sheet data at December 31, 1996, 1995, 1994, 1993, and 1992 are derived from and are qualified by reference to, the Consolidated Financial Statements of the Company and the Notes thereto and should be read in conjunction with
Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 in this Form 10-K.

     The tables set forth below provide a variety of statistical information about the Company. The Company believes that earnings before interest, income taxes, depreciation and amortization (excluding equity earnings, apartment properties, and minority interests) ("EBITDA" combined with funds from operations (as hereinafter defined "FFO" is a significant indicator of the strength of its results. EBITDA is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures, including expenditures for acquisitions. FFO is defined as income or loss from the real estate operations, which is net income in accordance with generally accepted accounting principles excluding gains or losses from debt restructuring, sales of property, and minority interests, plus depreciation and provision for impairment. Neither EBITDA nor FFO represent cash flow as defined by generally accepted accounting principles and do not necessarily represent amounts of cash available to fund the Company's cash requirements.

     It has been the practice of the Company to allocate most of the purchase price of the portfolios acquired by the Company to management contracts. The cost of these contracts is then amortized over three- to fifteen-year periods. The Company is not required to make any further capital investment in the management contracts subsequent to such period. The carrying value of the property management contracts is reviewed if the facts and circumstances suggest that it may be impaired. If the review indicates an impairment exists, an appropriate adjustment is made to the property management contract basis. No significant contracts are estimated to be impaired at December 31, 1996.

                                                      Year
                                               Ended December 31,
                                         (In thousands except per share data)
                                    1996       1995      1994     1993     1992


Statement of Operations  Data(1):
Revenues                           $227,074   $123,032   $75,453 $52,577  $30,868
Operating  expenses                 172,046     94,727    54,757  37,720   23,591
Equity earnings                       3,590      2,461       113      --       --
Income before  extraordinary
   item                               9,266      6,258     7,261   4,925    1,967
Extraordinary  (loss) gain             (702)      (452)       --    (255)   1,062
Net income                            8,564      5,806     7,261   4,670    3,029
Income per common share
   before  extraordinary  item         0.29       0.22      0.35    0.34     0.19
Net income per common share            0.27       0.20      0.35    0.32     0.29

                                           Year Ended December 31,
                                      (In thousands except per share data)
                                    1996     1995     1994     1993     1992
Supplemental Data
EBITDA(2)                          49,008   28,305   20,696   14,857    7,277
Combined EBITDA and FFO(3)         62,449   32,916   20,809   14,857    7,277
Net EBITDA(4)                      47,713   24,622   20,067   13,988    6,275
Net EBITDA per share                 1.51     1.09     0.98     0.96     0.61

                                                    December 31,
                                                   (In thousands)
                                    1996     1995     1994     1993     1992
Balance Sheet Data(1):
Cash and cash equivalents       $  54,614$  49,846$  36,596$  34,005  $11,333
Management contracts              122,915   88,816   73,411   38,620   26,704
Investment in real estate limited
  partnerships and other
  securities                      150,863   60,473   37,926       --       --
Total assets                      492,402  245,409  174,272   88,835   51,484
Notes payable                      49,840   32,996   63,198    1,139   16,060
Redeemable convertible
   preferred stock                     --   15,000       --       --       --
Company-obligated mandatory redeemable
  convertible preferred securities of a
  subsidiary trust                144,169       --       --       --       --
Stockholders' equity              217,905  157,013   78,806   71,540   18,524
Properties managed:
  Residential (units)             264,675  261,391  216,157  141,035   99,645
  Commercial properties
  (thousands of square feet)      108,771   64,284   43,443   24,825   14,474

(1)The Company and its affiliates have acquired control of, or management rights to, 33 portfolios of properties since 1990, the results of which affect the comparability of operations.

(2)Earnings before interest expense, taxes, depreciation and amortization (excluding equity earnings, apartment property, and minority interest).

(3)Funds from operations is a measure of real estate operations, which represents net income or loss in accordance with generally accepted accounting principles excluding gains or losses from debt restructuring, sales of property, and minority interests plus depreciation and provisions for impairment.

(4)EBITDA and FFO less interest expense and earnings allocable to preferred securities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Insignia's prime objective is to increase income from operations as well as increase stockholder value through strategic growth in the assets that provide such returns. Earnings before interest, income taxes, depreciation and amortization (excluding equity earnings, apartment property and minority interest) ("EBITDA") continued to grow this year with an increase of 73% as compared to December 31, 1995. Combined EBITDA and funds from operations (as hereinafter defined "FFO") increased 90%, and net EBITDA increased 94%. FFO is defined as income or loss from the real estate operations, which is net income in accordance with generally accepted accounting principles excluding gains or losses from debt restructuring, sales of property and minority interests, plus depreciation and provision for impairment. Assets grew 101% from $245.4 million at December 31, 1995 to $492.4 million at December 31, 1996. Growth occurred mainly in investments in real estate limited partnerships and other securities, property management contracts and costs in excess of net assets of acquired businesses. The growth in these areas is due primarily to acquisitions closed in 1996.

     Cash and cash equivalents increased 10% from $49.8 million to $54.6 million. The primary sources of funds include $15.0 million in advances drawn, net of payments, on the $200.0 million revolving credit facility, $149.5 million from the sale of the trust based convertible preferred securities, $12.3 million in collections from limited partnership distributions and $16.9 million in net collections on notes receivable. The major uses of cash include the acquisition of management contracts and acquired businesses of ESG, Paragon and NPI ("ESG", "Paragon" and "NPI" as hereinafter defined) and real estate limited partnership interests. See the Statements of Cash Flows and the discussion on Liquidity and Capital Resources for more information.

     The $6.3 million in restricted cash set aside on September 27, 1995 was fully paid out in 1996. The payment resulted from a suit filed in connection with purchases of real estate limited partner interests.

     Receivables increased 74% from $26.4 million for 1995 to $46.0 million for 1996. This increase was attributable to the growth in revenue types generated by the acquisitions, primarily the ESG and Paragon acquisitions. While no receivables were included in the assets purchased, the very nature of the business (leasing and brokerage) caused the balances to grow since the commissions are received in phases as contract requirements are completed.

     Property and equipment owned increased 57% from $7.7 million to $12.1 million. The internal growth of the Company in combination with the acquisition growth resulted in additional capacity needs in computer systems and space. Systems expenditures were $3.0 million in 1996 while leasehold improvements resulted in capital expenditures of $1.3 million in 1996.

     Investments in real estate limited partnerships and other securities increased 149% from $60.5 million to $150.9 million in 1996. The increase resulted primarily from the NPI acquisition which included equity interests in 14 limited partnerships. Additionally, there was an increase in limited partnership unit purchases on the secondary market and investments in real estate joint ventures. In 1996, distributions from these limited partnerships to Insignia amounted to $12.3 million.

     The following tables provide selected financial data on each of the 27 public partnerships in which the Company has an investment, including both balance sheet and condensed operating results as of and for the twelve months ended December 31, 1996. The Company continued its positioning of the properties for maximization of revenue growth through major repairs of $3.3 million, particularly on the NPI partnerships since this was the first year of ownership and management. The data has been derived from the respective historical financial statements of each partnership for the applicable period.

Selected  Financial  Data as of and for the Year Ended  December 31, 1996(1) (2)
(5) (In thousands of dollars, except ownership interest data)

                                CCGF      CCIP      CCIP3    CCP III    CCP IV    CCP VI     JCIP

Balance Sheet Data
Cash and investments          $ 7,763    $14,646   $15,922   $ 3,603   $  9,754  $  1,783  $  2,030
Receivables and deposits        1,184      3,082     2,174       222      1,124       205       403
Other assets                    1,053      2,709     2,254       554      6,772       219       299
Real estate                    41,105    134,035    61,821    13,818    128,128    16,664    13,533
Less accumulated depreciation (20,683)   (73,823)  (12,634)   (9,198)   (91,934)   (7,150)   (5,691)
Net real estate                20,422     60,212    49,187     4,620     36,194     9,514     7,842
Total assets                  $30,422    $80,649   $69,537  $  8,999    $53,844   $11,721   $10,574

Mortgage notes payable        $30,690    $27,891   $30,525  $  4,226    $72,233   $10,138  $  2,325
Other liabilities                 940      4,656     1,716       363      2,853       633       294
Total liabilities              31,630     32,547    32,241     4,589     75,086    10,771     2,619
Partners' capital (deficit)    (1,208)    48,102    37,296     4,410    (21,242)      950     7,955
Total liabilities and
   partners' capital          $30,422    $80,649   $69,537  $  8,999    $53,844   $11,721   $10,574

Insignia ownership
   interest                    35.25%     23.07%    11.01%    23.32%     19.15%    22.84%    9.86%

Operations Data
Revenues                      $11,313    $29,898  $13,767   $ 4,407    $27,907   $  3,314  $ 2,260
Property operating expenses     5,769     19,171    7,782     2,686     14,362      2,085    1,138
Depreciation                    1,894      6,637    2,741       842      7,048        713      515
Interest                        1,884      2,126    1,573       646      6,052        890      191
Administrative                    656      1,462      632       360      1,317        179      293
Total operating expenses       10,203     29,396   12,728     4,534     28,779      3,867    2,137
Income (loss) from
   operations(3)             $  1,110    $   502 $  1,039  $   (127)  $   (872)  $   (553)  $  123

Other Data
Funds from Operations(4)     $  3,004   $  7,139 $  3,780   $   715   $  6,176   $    160$     638

(1) Data for Shelter IV and Shelter VI is as of and for the twelve months ended October 31, 1996 and data for Shelter V is as of and for the twelve months ended November 30, 1996.

(2) Data for CCIP represents the combination of CCIP and Consolidated Capital Equity Partners, which owns the real properties that secure the master notes held by CCIP.

(3) Amounts shown before gains on disposition of real property and/or any extraordinary items.

(4) Funds from Operations represents income or loss from operations, which represents net income or loss in accordance with GAAP excluding gains or losses from debt restructuring or sales of property, plus depreciation and provision for impairment. Depreciation and provision for impairment are the only non-cash adjustments. Funds from Operations does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. Funds from Operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flow as a measure of liquidity.

(5)  Selected  financial  data  is  presented  on  the  following  partnerships:
     Consolidated   Capital   Growth   Fund   ("CCGF"),   Consolidated   Capital
     Institutional Properties ("CCIP"), Consolidated Capital Institutional Properties/3 ("CCIP 3"), Consolidated Capital Properties III ("CCP III"), Consolidated Capital Properties IV ("CCP IV"), Consolidated Capital Properties VI ("CCP VI"), Johnstown/Consolidated Income Partners ("JCIP"), Shelter Properties I Limited Partnership ("Shelter I"), Shelter Properties II Limited Partnership ("Shelter II"), Shelter Properties III Limited Partnership ("Shelter III"), Shelter Properties IV Limited Partnership ("Shelter IV:), Shelter Properties V Limited Partnership ("Shelter V"), Shelter Properties VI Limited Partnership ("Shelter VI"), Davidson Growth Properties ("DGP"), National Property Investors III ("NPI III"), National Property Investors 4 ("NPI 4"), National Property Investors 5 ("NPI 5"), National Property Investors 6 ("NPI 6"), National Property Investors 7 ("NPI 7"), National Property Investors 8 ("NPI 8"), Century Properties Fund XIV ("CPF XIV"), Century Property Fund XV ("CPF XV"), Century Property Fund XVI ("CPF XVI"), Century Property Fund XVII ("CPF XVII"), Century Property Fund XVIII ("CPF XVIII"), Century Property Fund XIX ("CPF XIX"), Century Property Growth Fund XXII ("CPF XXII").

Selected  Financial  Data as of and for the Year Ended  December 31, 1996(1) (2)
(5) - Continued (In thousands of dollars, except ownership interest data)

                        Shelter I    Shelter II   Shelter III   Shelter IV   Shelter V   Shelter VI     DGP
Balance Sheet Data
Cash and investments    $  2,795      $ 2,223      $  1,509      $  2,291    $  6,108     $  3,106   $  1,108
Receivables and deposits   1,086        1,156         1,163         2,548       1,724        1,967        695
Other assets                 493          392           401           838       1,261          919        480
Real estate               19,304       24,496        25,406        59,038      74,061       51,019     23,569
Less accumulated
   depreciation          (12,952)     (15,043)      (13,288)      (30,365)    (37,446)     (22,800)    (8,377)
Net real estate            6,352        9,453        12,118        28,673      36,615       28,219     15,192
Total assets             $10,726      $13,224       $15,191       $34,350     $45,708      $34,211    $17,475

Mortgage notes payable   $11,563     $  8,738      $  8,440       $24,590     $31,884      $27,372    $12,162
Other liabilities            530          718           779         1,688       1,546        1,413        872
Total liabilities         12,093        9,456         9,219        26,278      33,430       28,785     13,034
Partners' capital
   (deficit)              (1,367)       3,768         5,972         8,072      12,278        5,426      4,441
Total liabilities and
   partners' capital     $10,726      $13,224       $15,191       $34,350     $45,708      $34,211    $17,475

Insignia ownership
   interest               27.43%       22.55%        23.83%        22.72%      25.88%       19.61%     7.17%

Operations Data
Revenues                $  4,826     $  5,509      $  5,377       $10,910     $12,861      $10,079    $ 5,257
Property operating
   expenses                2,505        3,178         3,060         6,171       7,200        5,357      2,868
Depreciation                 630        1,087           923         1,846       3,045        1,973        757
Interest                     942          813           776         2,257       2,686        2,517      1,076
Administrative               146          174           205           390         328          293        226
Total operating expenses   4,223        5,252         4,964        10,664      13,259       10,140      4,927
Income (loss) from
   operations(3)       $     603    $     257     $     413      $    246    $   (398)    $  (  61)   $   330

Other Data
Funds from Operations(4)$  1,233     $  1,344      $  1,336      $  2,092    $  2,647     $  1,912    $ 1,087

(1) Data for Shelter IV and Shelter VI is as of and for the twelve months ended October 31, 1996 and data for Shelter V is as of and for the twelve months ended November 30, 1996.

(2) Data for CCIP represents the combination of CCIP and Consolidated Capital Equity Partners, which owns the real properties that secure the master notes held by CCIP.

(3) Amounts shown before gains on disposition of real property and/or any extraordinary items.

(4) Funds from Operations represents income or loss from operations, which represents net income or loss in accordance with GAAP excluding gains or losses from debt restructuring or sales of property, plus depreciation and provision for impairment. Depreciation and provision for impairment are the only non-cash adjustments. Funds from Operations does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. Funds from Operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flow as a measure of liquidity.

(5)  Selected  financial  data  is  presented  on  the  following  partnerships:
     Consolidated   Capital   Growth   Fund   ("CCGF"),   Consolidated   Capital
     Institutional Properties ("CCIP"), Consolidated Capital Institutional Properties/3 ("CCIP 3"), Consolidated Capital Properties III ("CCP III"), Consolidated Capital Properties IV ("CCP IV"), Consolidated Capital Properties VI ("CCP VI"), Johnstown/Consolidated Income Partners ("JCIP"), Shelter Properties I Limited Partnership ("Shelter I"), Shelter Properties II Limited Partnership ("Shelter II"), Shelter Properties III Limited Partnership ("Shelter III"), Shelter Properties IV Limited Partnership ("Shelter IV"), Shelter Properties V Limited Partnership ("Shelter V"), Shelter Properties VI Limited Partnership ("Shelter VI"), Davidson Growth Properties ("DGP"), National Property Investors III ("NPI III"), National Property Investors 4 ("NPI 4"), National Property Investors 5 ("NPI 5"), National Property Investors 6 ("NPI 6"), National Property Investors 7 ("NPI 7"), National Property Investors 8 ("NPI 8"), Century Properties Fund XIV ("CPF XIV"), Century Property Fund XV ("CPF XV"), Century Property Fund XVI ("CPF XVI"), Century Property Fund XVII ("CPF XVII"), Century Property Fund XVIII ("CPF XVIII"), Century Property Fund XIX ("CPF XIX"), Century Property Growth Fund XXII ("CPF XXII").

Selected Financial Data as of and for the Year Ended December 31, 1996(1)(4) - Continued (In thousands of dollars, except ownership interest data)

                                                                                           CPF
                           NPI III     NPI 4      NPI 5     NPI 6      NPI 7     NPI 8    XIV(1)
Balance Sheet Data
Cash and investments     $   964    $  4,674   $  1,901    $15,450   $ 5,471   $ 1,871  $  1,976
Receivables and deposits     127         449         --        199       624     1,550        --
Other assets               1,293       1,218      1,092      3,439       999       441     1,130
Real estate               34,255      25,722     33,073     78,329    45,023    29,536    26,227
Less accumulated
   depreciation          (22,224)    (17,026)   (22,077)   (47,338)  (22,372)  (13,915)  (13,184)
Net real estate           12,031       8,696     10,996     30,991    22,651    15,621    13,043
Total assets             $14,415     $15,037    $13,989    $50,079   $29,745   $19,483   $16,149

Mortgage notes payable   $23,998     $19,300    $14,536    $34,536   $20,317   $10,983   $16,185
Other liabilities          1,265         796        435     11,975     2,582       889       558
Total liabilities         25,263      20,096     14,971     46,511    22,899    11,872    16,743
Partners' capital
   (deficit)             (10,848)     (5,059)      (982)     3,568     6,846     7,611      (594)
Total liabilities and
   partners' capital     $14,415     $15,037    $13,989    $50,079   $29,745   $19,483   $16,149

Insignia ownership
   interest                44.49%     54.02%     46.06%     44.11%     42.13%   37.28%     41.39%

Operations Data
Revenues                $  7,943   $  6,329   $  5,845    $14,036   $  7,339  $ 4,627     $ 5,897
Property operating
   expenses                4,215      2,892      3,414      7,134      3,649    2,432       3,050
Depreciation               1,288        957      1,331      3,235      1,681    1,168         850
Interest                   2,113      1,517      1,345      2,526      1,620      907       1,667
Administrative               237        302        270        483        356      256         394
Total operating expenses   7,853      5,668      6,360     13,378      7,306    4,763       5,961
Income (loss) from
   operations(2)       $      90  $     661  $    (515)  $    658   $     33   $ (136)   $   (64)

Other Data
Funds from Operations(3)$  1,378   $  1,618  $     816   $  3,893   $  1,714 $  1,032    $    786

(1) Data for CPF XIV and XV does not include commercial properties owned by CPF XIV and CPF XV. The Company did not acquire an economic interest in those properties.

(2) Amounts shown before gains on disposition of real property and/or any extraordinary items.

(3) Funds from Operations represents income or loss from operations, which represents net income or loss in accordance with GAAP excluding gains or losses from debt restructuring or sales of property, plus depreciation and provision for impairment. Depreciation and provision for impairment are the only non-cash adjustments. Funds from Operations does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. Funds from Operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flow as a measure of liquidity.

(4)  Selected  financial  data  is  presented  on  the  following  partnerships:
     Consolidated Capital Growth Fund (CCGF), Consolidated Capital Institutional Properties ("CCI"), Consolidated Capital Institutional Properties/3 ("CCIP 3"), Consolidated Capital Properties III ("CCP III"), Consolidated Capital Properties IV ("CCP IV"), Consolidated Capital Properties VI ("CCP VI"), Johnstown/Consolidated Income Partners ("JCIP"), Shelter Properties I
     Limited   Partnership   ("Shelter  I"),   Shelter   Properties  II  Limited
     Partnership ("Shelter II"), Shelter Properties III Limited Partnership ("Shelter III"), Shelter Properties IV Limited Partnership ("Shelter IV"), Shelter Properties V Limited Partnership ("Shelter V"), Shelter Properties VI Limited Partnership ("Shelter VI"), Davidson Growth Properties ("DGP"), National Property Investors III ("NPI III"), National Property Investors 4 ("NPI 4"), National Property Investors 5 ("NPI 5"), National Property Investors 6 ("NPI 6"), National Property Investors 7 ("NPI 7"), National Property Investors 8 ("NPI 8"), Century Properties Fund XIV ("CPF XIV"), Century Property Fund XV ("CPF XV"), Century Property Fund XVI ("CPF XVI"), Century Property Fund XVII ("CPF XVII"), Century Property Fund XVIII ("CPF XVIII"), Century Property Fund XIX ("CPF XIX"), Century Property Growth Fund XXII ("CPF XXII").

Selected Financial Data as of and for the Year Ended December 31, 1996(1)(4) - Continued (In thousands of dollars, except ownership interest data)

                                                                                       Total
                             CPF      CPF     CPF      CPF      CPF      CPGF         Combined
                            XV(1)     XVI     XVII    XVIII     XIX      XXII       Partnerships
Balance Sheet Data
Cash and investments   $     985  $   535  $  4,441 $ 1,259  $  3,419  $ 1,111        $118,698
Receivables and deposits     720      202       422     526       --       500          24,052
Other assets                 863      350     1,583     309     1,958    4,210          37,529
Real estate               47,190   14,700    65,225  26,701    95,009  129,725       1,336,712
Less accumulated
   depreciation          (20,877)  (6,873)  (28,140) (9,090)  (37,146) (48,178)       (669,824)
Net real estate           26,313    7,827    37,085  17,611    57,863   81,547         666,888
Total assets             $28,881  $ 8,914   $43,531 $19,705   $63,240  $87,368        $847,167

Mortgage notes payable   $22,066  $ 7,487   $36,374 $18,675   $61,668  $73,164        $662,066
Other liabilities          1,215      376     1,443     591     1,871    2,572          45,569
Total liabilities         23,281    7,863    37,817  19,266    63,539   75,736         707,635
Partners' capital
   (deficit)               5,600    1,051     5,714     439      (299)  11,632         139,532
Total liabilities and
   partners' capital      $28,881 $ 8,914   $43,531 $19,705    $63,240 $87,368        $847,167

Insignia ownership
   interest                39.74%  36.83%    33.79%  28.54%     27.36%   20.15%         --

Operations Data
Revenues                $  8,373  $ 2,721   $12,587 $ 4,737   $15,747   $20,390       $264,256
Property operating
   expenses                5,783    2,045     6,481   2,221     8,460    10,601        145,709
Depreciation               1,483      460     2,127     679     2,790     3,865         52,565
Interest                   2,177      625     3,539   1,398     5,143     6,591         55,597
Administrative               285      258       307     293       302       391         10,795
Total operating expenses   9,728    3,388    12,454   4,591    16,695    21,448        264,666
Income (loss) from
   operations(2)         $(1,355) $  (667)  $  133  $   146   $  (948)  $(1,058)       $  (410)

Other Data
Funds from Operations(3) $   128  $  (207)  $2,260  $   825   $1,842     $2,807        $52,155

(1) Data for CPF XIV and XV does not include commercial properties owned by CPF XIV and CPF XV. The Company did not acquire an economic interest in those properties.

(2) Amounts shown before gains on disposition of real property and/or any extraordinary items.

(3) Funds from Operations represents income or loss from operations, which represents net income or loss in accordance with GAAP excluding gains or losses from debt restructuring or sales of property, plus depreciation and provision for impairment. Depreciation and provision for impairment are the only non-cash adjustments. Funds from Operations does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. Funds from Operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flow as a measure of liquidity.

(4)  Selected  financial  data  is  presented  on  the  following  partnerships:
     Consolidated   Capital   Growth   Fund   ("CCGF"),   Consolidated   Capital
     Institutional Properties ("CCIP"), Consolidated Capital Institutional Properties/3 ("CCIP 3"), Consolidated Capital Properties III ("CCP III"), Consolidated Capital Properties IV ("CCP IV"), Consolidated Capital Properties VI ("CCP VI"), Johnstown/Consolidated Income Partners ("JCIP"), Shelter Properties I Limited Partnership ("Shelter I"), Shelter Properties II Limited Partnership ("Shelter II"), Shelter Properties III Limited Partnership ("Shelter III"), Shelter Properties IV Limited Partnership ("Shelter IV"), Shelter Properties V Limited Partnership ("Shelter V"), Shelter Properties VI Limited Partnership ("Shelter VI"), Davidson Growth Properties ("DGP"), National Property Investors III ("NPI III"), National Property Investors 4 ("NPI 4"), National Property Investors 5 ("NPI 5"), National Property Investors 6 ("NPI 6"), National Property Investors 7 ("NPI 7"), National Property Investors 8 ("NPI 8"), Century Properties Fund XIV ("CPF XIV"), Century Property Fund XV ("CPF XV"), Century Property Fund XVI ("CPF XVI"), Century Property Fund XVII ("CPF XVII"), Century Property Fund XVIII ("CPF XVIII"), Century Property Fund XIX ("CPF XIX"), Century Property Growth Fund XXII ("CPF XXII").

     Apartment properties of $22.1 million and the related non-recourse mortgage note payable, reflects Insignia's consolidation of National Property Investors 4, Limited Partnership ("NPI 4"), a 54.02% owned partnership. These limited partnership interests were acquired with the NPI acquisition and results of the partnership's operations are consolidated with Insignia's financial statements at December 31, 1996.

     Property management contracts increased 38% from $88.8 million to $122.9 million as a direct result of three acquisitions in 1996. The National Property Investors, Inc. ("NPI") acquisition occurred January 19, 1996 and added approximately 38,000 units to the existing residential management portfolio along with 3.9 million square feet to the existing commercial management portfolio. The June 30, 1996 acquisition of Edward S. Gordon Company, Inc., ("ESG") based out of New York, added 25.5 million square feet, comprised of 57 properties, to the commercial management portfolio. The Paragon Group Property Services, Inc. ("Paragon") acquisition occurred on June 30, 1996 and added approximately 22.0 million square feet, comprised of 166 properties, to the existing commercial portfolio. The management contract basis increase was partially offset by the receipt of advisory fees received from the sale of Allegiance Realty Group, Inc. ("Allegiance") properties. In November, 1994, the Company acquired substantially all of the assets (consisting mainly of management contracts) of Allegiance, a wholly owned subsidiary of the Balcor Company, Inc. ("Balcor"). Balcor announced in the second quarter of 1996 its intention to sell a large portion of the properties covered by these management contracts. The Company entered into an agreement with Balcor whereby an advisory fee would be paid to the Company based on the property sales for services rendered in the sales transactions. The fees are paid in cash after the close of the transaction and have been applied to the remaining unamortized contract basis associated with the Balcor properties. In 1996, approximately $8.2 million in advisory fees were collected.

     Costs in excess of net assets of acquired businesses increased $72.5 million from December 31, 1995 to December 31, 1996. The increase resulted from the ESG and Paragon acquisitions and the payment of purchase price in excess of the net assets.

     Other assets increased by $5.5 million from December 31, 1995 to December 31, 1996. This increase is related to acquisitions and internal growth within the Company. Non-compete agreements resulting in the payment of $1.7 million occurred with the ESG and Paragon acquisitions. Deferred expenses have also increased due to the nature of the ESG and Paragon businesses and the recognition of expenses occurring when the related income is recognized. Additionally, the Company has incurred approximately $1.5 million in deferred expenses in connection with the initial implementation stages of a change in its computer platform.

     Commissions payable increased by $18.1 million in 1996 due primarily to the ESG acquisition and the brokerage business purchased. Insignia did not generate material amounts of this revenue stream and related expenses in 1995.

     Accrued and sundry liabilities increased by 59% from $25.6 million to $40.7 million. The increase is largely due to the internal growth of the Company, as well as acquisitions. Benefit liabilities, such as 401K, accrued vacation and accrued bonus liability, increased in 1996 as the number of Insignia employees increased. Deferred taxes increased by $8.8 million from December 1995 to December 1996. The increase is primarily due to deferred tax liabilities incurred with the NPI and Paragon purchases occurring in 1996. Additionally, at December 31, 1996, there were liabilities outstanding of approximately $2.3 million relating to the ESG and Paragon acquisitions.

     Notes payable increased by 51% from $33.0 million to $49.8 million. The increase was primarily on the $200.0 million credit facility with draws of $165.0 million in 1996. The cash drawn was used to fund the NPI, ESG, Paragon and GSSW acquisitions. In November 1996, $150.0 million was paid down on the outstanding balance of the credit facility by the funds received from the sale of the Preferred Securities and cash generated from operating results.

     The non-recourse mortgage note payable shows an increase over 1995 with a balance at December 31, 1996 of $19.3 million. The mortgage note relates to NPI 4 Partnership which has been consolidated.

     The subordinated convertible note payable and redeemable convertible preferred stock were converted into Class A Common Stock on April 29, 1996. The note payable was converted into approximately 1.1 million shares of Class A Common Stock while the preferred stock converted into approximately 1.5 million shares of Class A Common Stock.

     In November 1996, 2,990,000 shares of the Company-obligated mandatory redeemable convertible preferred securities of a subsidiary trust ("Preferred Securities"), were issued and sold for an aggregate amount of $149.5 million. Related expenses were incurred of approximately $5.4 million. The Preferred Securities will mature on September 30, 2016 and bear interest at the rate of 6.5% per annum, with quarterly distributions payable in arrears. The Company has the option to defer interest payments from time to time, not to exceed 20 consecutive quarters. The Company's first distribution was made on December 31, 1996. The Preferred Securities are convertible into the Company's Class A Common Stock at $26.50 per share through September 30, 2016. The Company has the right to redeem the Preferred Securities after November 1, 1999. The proceeds of the offering were used to reduce current debt under the $200.0 million revolving credit facility .

     Stockholders' equity increased by 39% from $157.0 million at December 31, 1996 to $217.9 million primarily from issuance of stock from exercise of options; assumption of options in the ESG acquisition; and the conversion of convertible issues from preferred to common equities. Additionally, net income of $8.6 million less preferred dividends of $199,000 increased stockholders' equity.

Results of Operations for the Years Ended December 31, 1996 and 1995

     Acquisition activity and real estate investing were the primary reasons for the Company's growth in results from operations, reflected by an increase of 90% in combined EBITDA and FFO, from $32.9 million for 1995 to $62.4 million for 1996; and an increase of 94% in Net EBITDA, from $24.6 million for 1995 to $47.7 million for 1996.

     The Company uses Net EBITDA as a primary indicator of its financial performance, which is combined EBITDA and FFO less interest expense and earnings allocable to preferred securities. See the table in Liquidity and Capital Resources that breaks out all components of Net EBITDA. Net EBITDA per share was $1.51 for 1996 compared to $1.09 for 1995.

     Revenues increased 85% for the year from $123.0 million for 1995 to $227.1 million for 1996, with the primary growth being in fee based services revenues. The acquisitions completed during the year contributed substantially to the growth, with those acquisitions being the NPI acquisition in January 1996 and the ESG and Paragon acquisitions in June 1996.

     Other income increased $903,000 from $1.4 million for 1995 to $2.3 million for 1996. The primary reason for the increase was an increase of $300,000 in amounts received from an agency that serves as an insurance broker for various partnerships managed by the Company, and approximately $360,000 in a gain on the sale of a participation note. Various other items flowed through other income such as miscellaneous fees and legal reimbursements.

     Fee based services expenses increased 92% from $85.7 million for 1995 to $164.8 million for 1996. This increase is primarily caused by the completed acquisitions mentioned previously, as well as expenses incurred in connection with unsuccessful acquisitions of approximately $935,000. Fee based service expenses have increased at a higher percentage than fee based service revenues as a result of lower profit margins attributable to recent commercial acquisitions. Also included in fee based services revenues and expenses are the results of the Company's activities in the consumer services area with operations contributing losses of $2.0 million for the year.

     Administrative expenses decreased 10% from $8.0 million for 1995 to $7.2 million for 1996. This decrease was achieved through a reduction in occupancy costs with some of the functions decentralizing to other locations within the Company; and the revised structure of the Company's insurance program for its operations.

     During 1995, a one-time charge for $1.0 million was incurred as a result of terminating a contractual arrangement with a senior executive/director. Both the Company and the employee agreed to the termination. No such expenses were incurred during the year ended December 31, 1996.

     Interest expense increased 83% from $7.0 million for 1995 to $12.9 million for 1996, primarily as a result of the higher debt balances carried as a result of 1996 acquisitions.

     With the acquisition of limited partner interests in excess of 50% in a limited partnership, the Company now consolidates the results of the NPI 4 Partnership. The categories entitled apartment property revenues, apartment property expenses, apartment property interest and depreciation relate solely to the operations of the property owned by the partnership.

     Depreciation and amortization increased 71% from $13.5 million for 1995 to $23.0 million for 1996. This is a result of the amortization of the acquired property management contracts, goodwill, and the additions to property and equipment.

     Equity earnings increased from $2.5 million for 1995 to $3.6 million for 1996, primarily as a result of the increased ownership of real estate limited partner interests. On a same store basis, revenues for the underlying properties increased 4.5% over 1995, and expenses (excluding major repairs and maintenance mentioned previously) increased 1.7% over 1995. The Company also accomplished the refinancing of $164 million in loans on 33 properties. These refinancings decreased interest costs at the partnership level, and increased cash available for distribution. Funds from operations increased from $4.6 million for 1995 to $13.4 million for 1996.

     Minority interests also includes a $1.6 million distribution reflecting the carrying costs on the Preferred Securities, as this is a form of outside ownership. The Trust issued $149.5 million in such Preferred Securities in the fourth quarter of 1996, with the Company owning 100% of the common securities of the Trust.

     The provision for income taxes increased 48% from $3.8 million for 1995 to $5.7 million for 1996 in direct proportion to the increase in income before income taxes and extraordinary item, resulting from the factors discussed above.

     The extraordinary item relates to the early extinguishment of debt on the Company's books for 1995, and on the limited partnerships' books of which the Company owns equity interests for 1996.

     As a result of the foregoing, net income increased 48% from $5.8 million for 1995 to $8.6 million for 1996. Earnings per share were $.27 for 1996 compared to $.20 for 1995.

Results of Operations for the Years ended December 31, 1995 and 1994

     The results of operations reflected the high volume of acquisition activity of both property management contracts and limited partner interests. Revenues increased 63% from $75.5 million for 1994 to $123.0 million for 1995 and, consequently, EBITDA increased 37% from $20.7 million for 1994 to $28.3 million for 1995. Combined EBITDA and FFO increased 58% from $20.8 million for 1994 to $32.9 million for 1995. Net EBITDA increased 23% from $20.1 million for 1994 to $24.6 million for 1995.

     Property and asset management fee based services revenues increased 74% from $63.1 million for 1994 to $109.6 million for 1995. The primary reason for the increase was the closing of acquisitions during the last quarter of 1994 and all of 1995. Those acquisitions were the property management business of Allegiance Realty Group, Inc. and its subsidiaries ("Allegiance"), Gordon Realty, Inc., the OPSI acquisition and the DEK acquisition. Residential units managed increased from approximately 216,000 for 1994 to approximately 261,000 for 1995 including co-ops and condos. Commercial square feet managed increased from approximately 43 million for 1994 to approximately 64 million for 1995.

     Financial services fee based services revenues decreased by 3% from 1994 to 1995, primarily due to the performance of the mortgage subsidiary in place at that time. Fluctuations in interest rates impact volume and resulting fees generated in this subsidiary.

     Interest income increased 91% from $1.5 million for 1994 to $2.8 million for 1995, due in large part to increased cash balances, a loan participation agreement, and the rise in interest rates.

     Equity earnings in limited partner interests increased from $113,000 for 1994 to $2.5 million for 1995. While the Company had $37.9 million invested in limited partner interests at December 1994, they were acquired at the end of the year and, consequently, the equity earnings were not significant. During 1995 the Company invested additional funds to bring the total limited partner interests to $60.5 million. Insignia's share of funds from operations was $4.6 million for the year ended December 31, 1995.

     Fee based services expenses increased 75% from $49.1 million for 1994 to $85.7 million for 1995, primarily in the property and asset management function. Property and asset management fee based services expenses increased 88% from the acquisitions described above. Almost all of the growth in property management portfolios was contractual or third-party in nature and, typically, such expenses run slightly higher than with affiliated management.

     Financial services fee based expenses increased 15%, primarily because of compensation accruals for performance-based bonuses due to the successful completion of the 1995 equity offering and the NPI acquisition that closed in January 1996.

     Administrative expenses increased 42% from $5.7 million for 1994 to $8.0 million for 1995. The increase was due in part to intercompany cost allocations from the financial services division for its role in administrative support, causing an increase of $545,000 over 1994. This increased allocation was a direct result of the additional time spent on the completion of the equity offering and the Revolving Credit Facility. Professional fees increased by $673,000 and insurance costs increased by $306,000. These expense increases were a direct result of the growth within Insignia.

     The $1.0 million expense for  termination of an employment  agreement was a
one-time   charge  for   ending  a   contractual   arrangement   with  a  senior
executive/director by mutual agreement. No such expenses were incurred in 1994.

     Interest expense increased from $742,000 for 1994 to $7.0 million for 1995 as a direct result of the higher debt balances maintained throughout the year, primarily in connection with acquisitions.

     Depreciation and amortization increased 69% from $8.0 million for 1994 to $13.5 million for 1995 as a direct result of the increase in property management contract rights acquired.

     The provision for income taxes decreased 21% from $4.8 million for 1994 to $3.8 million for 1995 in direct proportion to the decrease in income before income taxes and extraordinary items resulting from higher interest and depreciation and amortization expense.

     The extraordinary item related to loan costs (net of taxes) of $607,000 that had to be written off when the outstanding balance was prepaid. Also, as a result of the prepayment, the Company received a prepayment discount of $155,000 (net of taxes).

     As a result of the above, net income decreased 20% from $7.3 million for 1994 to $5.8 million for 1995.

Impact Of Inflation And Changing Prices

     The revenues of the property management division are highly dependent upon the aggregate rents of the properties it manages, which are affected by rental rates and building occupancy rates. Rental rate increases are highly dependent upon market conditions and the competitive environments in the properties' locations. Employee compensation is the principal cost element of property management. Recent price and cost trends have not significantly affected profit margins, and are not expected to have significant negative effects in the foreseeable future. Interest rate fluctuations generally do not adversely affect a property's ability to perform due to the underlying debt carrying fixed rates. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, inasmuch as such prices are affected by inflation.

     For the last several years, rental and occupancy rates across the country have generally been stable. However, in most areas of the Company's operations, the absence for several years of any significant new apartment construction is now resulting in upward pressure on both occupancy and rental levels. Rental rates of U.S. Department of Housing and Urban Development ("HUD") properties are generally based on the expenses of maintaining the properties, rather than market forces, and are subject to regulatory approval. Occupancy rates of HUD properties, as well as both occupancy and rental rates at non-HUD properties, generally respond to market forces along with other properties in a region. The Company believes that increased collected rents arising from either higher occupancy or higher rents would have no material effect on overhead costs. There can be no assurance that rent collections will increase or that costs will not increase due to inflation or other causes.

     The programs administered by HUD are expected to go through substantial changes in the coming year. These proposed changes include provisions which affect the manner in which HUD provides rental subsidies to many of the tenants in HUD-regulated properties. The essence of these changes is to provide tenants with greater freedom in the selection of where they live by decoupling the subsidy from the project, as is the current practice, and providing the subsidy directly to the tenant. The tenant can take this "rent voucher" and apply for lease to an apartment that he selects. Additionally, the rental vouchers may provide for less assistance than is currently in place. It is possible that the combination of these proposed changes could result in lower rental revenue and project cash flow from which management and other fees are derived; however, the current proposals are not sufficiently specific to determine their actual impact on such fees. Approximately 16% of the units managed participate in various HUD programs.

Liquidity And Capital Resources

     The Company has several sources available for capital, primarily cash generated from operations, distributions from partnerships and available credit under the $200 million Revolving Credit Facility. As a result of its ability to generate cash, and such additional sources, cash balances grew from $49.8 million at December 31, 1995 to $54.6 million at December 31, 1996. The Company uses combined EBITDA and FFO as an indicator of its working capital generated from operations. Combined EBITDA and FFO increased 90% from $32.9 million for 1995 to $62.4 million for 1996. The following chart specifically identifies the sources of the combined EBITDA and FFO and how the numbers are derived for each period.

                                                            Year Ended
                                                            December 31,
                                                      1996                  1995
                                                           (in thousands)

Fee based services revenue......................     $215,623      $118,828
Interest........................................        3,104         2,780
Other...........................................        2,327         1,424
                                                      221,054       123,032
Less:
   Fee based services expenses..................      164,830        85,707
   Termination of agreement.....................           --         1,000
   Administrative and other.....................        7,216         8,020
EBITDA - service company........................       49,008        28,305
FFO.............................................       13,441         4,611
Combined EBITDA and FFO.........................       62,449        32,916
Interest expense................................       12,918         7,049
Preferred dividends.............................        1,818         1,245
Net EBITDA......................................    $  47,713     $  24,622

     The Company's capital expenditure requirements for 1997 are projected to be approximately $14 million primarily as a result of the Company's plan to change automation platforms and computer equipment to a more sophisticated system associated with the significant past growth and anticipated future growth. As part of the Company's cash management program, investments are periodically made in reverse repurchase agreements collateralized by obligations of the government National Mortgage Association ("GNMA") with maturities of one to three weeks. The Company generally does not take possession of the securities purchased under agreements to resell. Insignia only invests in reverse repurchase agreements which are short-term and collateralized by government backed securities, such as GNMA or municipal bonds.

     At December 31, 1996, the Company had cash and cash equivalents of $54.6 million as a result of positive cash flow from operations, distributions from partnerships, and the proceeds from its debt sources. Management believes that the Company's cash and capital resources will be sufficient to finance the Company's operations for 1997 including its projected capital expenditure requirements of $14 million, which is primarily a result of the Company's plan to change automation platforms and computer equipment. The Company may require additional financing for acquisition activities, depending on the level of such activities, and is currently working with the banks in the Revolving Credit Facility to increase the credit line. The amendments to the credit line would increase the line from $200 million to $275 million, and would provide graduated interest rates and fee structures based on rating levels obtained from Moody's Investors and Standard & Poor.

     Item 8. Financial Statements and Supplementary Data

     The response to this item is submitted in Item 14(a) of this report.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   Part III

   Item 10.

     Directors and Executive Officers of the Registrant - incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held April 30, 1997.

   Item 11.

     Executive compensation - incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held April 30, 1997.

   Item 12.

     Security Ownership of Certain Beneficial Owners and Management - incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held April 30, 1997.

   Item 13.

     Certain Relations and Related Transactions - incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held April 30, 1997.

                                   Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2):The response to this portion of Item 14 is submitted as a separate section of this report - see Page F-2.

      (3) Exhibits:See Exhibit Index contained herein.

(b): Report on Form 8-K filed in fourth quarter of 1996:

     Form 8-K, dated December 9, 1996 disclosing pro forma financial statements for the effect of the convertible preferred securities offering and certain 1995 acquisition transactions.

     Form 8-K, dated December 10, 1996 disclosing financial statements of NPI Property Management Corporation, National Property Investors, Inc. and NPI-CL Management, L.P.

     Form 8-K, dated December 10, 1996 disclosing financial statements for year end 1995 for the following NPI and Century Properties limited partnerships:

          National Property Investors II National Property Investors III National Property Investors 4 National Property Investors 5 National Property Investors 6 National Property Investors 7 National Property Investors 8 Century Property Fund XIV Century Property Fund XV Century Property Fund XVI Century Property Fund XVII Century Property Fund XIVII Century Property Fund XVIII Century Property Fund XIX Century Property Growth Fund XXII

(c) Exhibits: The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial Statement Schedules:

          The response to this portion of Item 14 is submitted as a separate section of the report. See Page F-2.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INSIGNIA FINANCIAL GROUP, INC.



                                       By:  /s/Andrew L. Farkas
                                       ---------------------------------------
                                            Andrew L. Farkas
                                            Chairman of the Board, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



By:  /s/Andrew L. Farkas                       By:  /s/Robin L. Farkas
--  -------------------                       ---  ------------------
     Andrew L. Farkas                               Robin L. Farkas
     Chairman of the Board, President and           Director
     Chief Executive Officer



By:  /s/James A. Aston                 By:  /s/Merril M. Halpern
---  -----------------                 ---  --------------------
     James A. Aston                         Merril M. Halpern
     Chief Financial Officer                Director



By:  /s/Martha L. Long                 By:  /s/Robert G. Koen
---  -----------------                 ---  -----------------
     Martha L. Long                            Robert G. Koen
     Senior Vice President -                   Director
     Finance and Controller



                                       By:  /s/Michael I. Lipstein
                                       ---------------------------------------
                                            Michael I. Lipstein
                                            Director



                                       By:  /s/Buck Mickel
                                       ---------------------------------------
                                            Buck Mickel
                                            Director



                                       By:  /s/Robert J. Denison
                                       ---------------------------------------
                                            Robert J. Denison
                                            Director

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 8, 14(a)(1) AND (2), (c) AND (d)

                          LIST OF FINANCIAL STATEMENTS

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1996

                 INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

                           GREENVILLE, SOUTH CAROLINA

FORM 10-K - ITEM 14(a)(1) AND (2)

INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Insignia Financial Group, Inc. and subsidiaries are included in Item 8:

     Insignia Financial Group, Inc. and subsidiaries

          Consolidated balance sheets - December 31, 1996 and 1995

          Consolidated statements of operations - Years ended December 31, 1996, 1995 and 1994

          Consolidated statements of stockholders' equity - For the years ended December 31, 1996, 1995 and 1994

          Consolidated statements of cash flows - Years ended December 31, 1996, 1995 and 1994

          Notes to consolidated financial statements


All other financial statements and schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                Report of Ernst & Young LLP, Independent Auditors



Stockholders and Board of Directors
Insignia Financial Group, Inc.


We have audited the accompanying consolidated balance sheets of Insignia Financial Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's man agement. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those stan dards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insignia Financial Group, Inc. and subsidiaries at Decem ber 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                            /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 1997

                 Insignia Financial Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                               December 31

                                                            1996          1995
                                                       ----------------------------
                                                              (In thousands)

Assets
Cash and cash equivalents, including $47,255 (1996) and
  $38,195 (1995) of reverse repurchase agreements        $  54,614     $  49,846
Restricted cash                                                  -         6,282
Receivables                                                 46,040        26,445
Property and equipment                                      12,083         7,700
Investments in real estate limited partnerships and
  other securities                                         150,863        60,473
Apartment property                                          22,125             -
Property management contracts                              122,915        88,816
Costs in excess of net assets of acquired businesses        75,627         3,169
Other assets                                                 8,135         2,678
                                                       ----------------------------

  Total assets                                            $492,402      $245,409
                                                       ============================

  Liabilities and Stockholders' Equity
  Liabilities:
  Accounts payable                                      $    1,711    $    1,497
  Commissions payable                                       18,736           602
  Accrued and sundry liabilities                            40,741        25,619
  Notes payable                                             49,840        32,996
  Non-recourse mortgage note payable                        19,300             -
  Subordinated convertible note payable                          -        10,000
                                                       ----------------------------

                                                           130,328        70,714

   Redeemable convertible preferred stock                        -        15,000

Company-obligated mandatory redeemable convertible
  preferred securities of a subsidiary trust               144,169             -

Minority interests in consolidated subsidiaries                  -         2,682

Stockholders' Equity:
  Common Stock, Class A, par value $.01 per share - authorized
   50,000,000 shares, issued and outstanding 28,857,097 (1996)
   and 25,877,666 (1995) shares                                289           259
  Additional paid-in capital                               189,657       137,160
  Retained earnings                                         27,959        19,594
                                                       ----------------------------

   Total stockholders' equity                              217,905       157,013
                                                       ----------------------------

   Total liabilities and stockholders' equity             $492,402      $245,409
                                                       ============================

See accompanying notes.

                 Insignia Financial Group, Inc. and Subsidiaries

                        Consolidated Statements of Income

                   (In thousands except for per share amounts)


                                                    Year Ended December 31

                                                1996          1995         1994
                                           -----------------------------------------
Revenues:
  Fee based services, including fees from
   affiliated partnerships of $55,656 (1996),
   $49,478 (1995) and $40,256 (1994)          $215,623      $118,828      $72,576
  Interest                                       3,104         2,780        1,457
  Other                                          2,327         1,424        1,420
  Apartment property                             6,020             -            -
                                           -----------------------------------------

                                               227,074       123,032       75,453

   Costs and expenses:
  Fee based services                           164,830        85,707       49,090
  Administrative                                 7,216         8,020        5,667
  Apartment property                             3,034             -            -
  Interest                                      12,918         7,049          742
  Apartment property interest                    1,812             -            -
  Depreciation and amortization                 23,031        13,493        7,966
  Apartment property depreciation                  901             -            -
  Termination of employment agreements               -         1,000            -
                                           -----------------------------------------

                                               213,742       115,269       63,465

   Equity earnings-limited partnership interest  3,590         2,461          113

Minority interests in consolidated subsidiaries (1,976)         (131)           -
                                           -----------------------------------------

Income before income taxes and extraordinary
  item                                          14,946        10,093       12,101

Provision for income taxes                       5,680         3,835        4,840
                                           -----------------------------------------

Income before extraordinary item                 9,266         6,258        7,261

Extraordinary item - loss on retirement of debt,
  net of income taxes of $430 (1996) and $276
  (1995)                                          (702)         (452)           -
                                           -----------------------------------------

Net income                                  $    8,564    $    5,806     $  7,261
                                           =========================================

Per share amounts:
  Income before extraordinary item                $.29          $.22         $.35
                                           =========================================

  Net income                                      $.27          $.20         $.35
                                           =========================================

See accompanying notes.

                 Insignia Financial Group, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                             Common       Common      Additional
                                             Stock        Stock        Paid-in      Retained
                                            Class A      Class B       Capital      Earnings
                                         ------------------------------------------------------
                                         --------------------------------------------------
                                                           (In thousands)


Balance at December 31, 1993                 $  98     $ 2           $  63,668    $  7,772

  Exercise of stock options - 56,404 shares
   of common stock issued                        1       -                 184           -

  Additional stock issuance costs                -       -                (180)          -

  Net income for 1994                            -       -                   -       7,261
                                         ------------------------------------------------------

   Balance at December 31, 1994                 99       2              63,672      15,033

  Issuance of 2,747,924 shares of
   common stock                                 28      -               72,320           -

  Exercise of stock options - 132,179 shares
   of common stock issued                        1      -                1,297           -

  Conversion of Class B common
   stock to Class A                              2     (2)                   -           -

  Dividend on convertible preferred
   stock                                         -      -                    -      (1,245)

  Net income for 1995                            -      -                    -       5,806

  Adjustment for two-for-one stock split
   12,938,833 shares                           129      -                 (129)          -
                                         ------------------------------------------------------

Balance at December 31, 1995                   259      0               137,160     19,594

  Exercise of stock options - 334,937 shares
   of common stock issued                        3      -                 2,225          -

  October 1995 issuance costs                    -       -                  (79)          -

  Exercise of warrants - 17,700 shares of
   common stock issued                           1       -                  141           -

  Tax benefit of exercised options and warrants  -       -                  637           -

  Conversion of subordinated note payable -
   1,117,732 shares of common stock issued      11       -               10,048           -

  Conversion of redeemable preferred stock -
   1,509,062 shares of common stock issued      15       -               15,075           -

  Assumption of options in ESG acquisition       -       -               24,450           -

  Dividend on convertible preferred
   stock                                         -       -                   -        (199)

  Net income for 1996                            -       -                   -       8,564
                                         ------------------------------------------------------

   Balance at December 31, 1996               $289        $  0        $189,657     $27,959
                                         ======================================================

See accompanying notes.

                 Insignia Financial Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                    Year Ended December 31

                                                1996          1995         1994
                                           -----------------------------------------
                                                        (In thousands)
Operating activities
Net income                                  $   8,564   $     5,806    $   7,261
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization               23,031        13,493        7,966
   Apartment properties depreciation              901             -            -
   Equity in earnings of partnerships          (3,590)       (2,461)        (113)
   Extraordinary loss                           1,132           728            -
   Minority interest in consolidated
     subsidiaries                               1,976           131            -
   Deferred income taxes                       (2,516)         (820)      (1,495)
   Changes in operating assets and liabilities:
     Accounts receivable                      (33,429)       (1,234)      (4,337)
     Other assets                                (527)          133         (342)
     Accrued compensation                       7,326         1,635          485
     Accounts payable and accrued expenses     (5,108)       (1,987)       4,230
     Commissions payable                       18,134             -            -
                                           -----------------------------------------

                                                7,330         9,618        6,394
                                           -----------------------------------------

        Net cash provided by operating
            activities                         15,894        15,424       13,655
                                           -----------------------------------------

        Investing activities
        Decrease (increase) in restricted cash, 6,282        (6,110)          (6)
        Additions to property and equipment,
            net                                (6,364)       (3,276)      (3,421)
Payments made for acquisition of management
  contracts and acquired businesses           (97,248)      (22,489)      (6,201)
Proceeds from Balcor dispositions               8,231             -            -
Purchase of real estate partnership interests (99,145)      (23,955)     (27,813)
Distributions from partnerships                12,347        11,130            -
Advances made under note agreements            (8,077)      (16,376)      (2,869)
Investment in apartment properties, net of
  acquired cash                                (8,005)            -            -
Collections on notes receivable                21,911         4,366        5,466
  Other, net                                        -             -         (307)
                                           -----------------------------------------

  Net cash used in investing activities      (170,068)      (56,710)     (35,151)
                                           -----------------------------------------


                 Insignia Financial Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                    Year Ended December 31
                                                1996          1995         1994
                                           -----------------------------------------
                                                       (In thousands)

Financing activities
Proceeds from issuance of common stock      $      -     $   71,558     $      -
Proceeds from issuance of preferred stock          -         15,000            -
Proceeds from trust based convertible
  preferred securities                        149,500             -            -
Proceeds from refinancing non-recourse
  mortgage note                                19,300             -            -
Proceeds from exercise of stock options         2,519         1,298          185
Payment of preferred stock dividends             (281)       (1,072)           -
Payment of trust based convertible preferred
  securities distributions                     (1,619)            -            -
Distributions made to minority interests         (432)         (100)           -
Investment made by minority interests               -         2,651            -
  Payments on notes payable                  (162,498)     (121,731)      (8,988)
  Payments on non-recourse mortgage note      (16,876)            -            -
Proceeds from notes payable                   175,740        89,660       34,000
Debt and stock issuance costs                  (6,411)       (2,728)      (1,110)
                                           -----------------------------------------

Net cash provided by financing activities     158,942        54,536       24,087
                                           -----------------------------------------

Net increase in cash and cash equivalents       4,768        13,250        2,591

Cash and cash equivalents at beginning of year 49,846        36,596       34,005
                                           -----------------------------------------

Cash and cash equivalents at end of year    $   54,614    $   49,846    $ 36,596
                                           =========================================

See accompanying notes.

                 Insignia Financial Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1. Organization

Insignia Financial Group, Inc. (the "Company" or "Insignia") is a Delaware corporation incorpo rated in July 1990. The Company is a fully integrated real estate services company specializing in the ownership and operation of securitized real estate assets throughout the United States. As a full service real estate management organization, Insignia performs property management, asset management, investor services, partnership accounting, real estate investment banking, mortgage banking and real estate brokerage services for various types of property owners.


2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority-owned. All significant intercompany balances and transactions have been eliminated. Certain amounts for prior years have been reclassified to con form with the 1996 presentation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The amount of cash on deposit in federally insured institutions periodically exceeds the limit on insured deposits. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

For 1995, restricted cash includes $6,025,000 in funded, undistributed payments to tendering limited partners. These funds were distributed in 1996 (see Note
14).

                 Insignia Financial Group, Inc. and Subsidiaries

Loans Receivable

In 1995, the Company adopted Financial Accounting Standards Board Statement No. 114 ("FAS 114"), "Accounting by Creditors for Impairment of a Loan". Under the new standard, the allow ance for credit losses related to loans that are identified for evaluation in accordance with FAS 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of FAS 114 had no material effect on the accompanying financial statements.

Investments in Partnerships

Investments in partnerships represent general partner interests of .2% to 4% in certain limited partnerships, a 19.1% limited partnership interest in MAE and limited partner interests in real estate limited partnerships ranging from 4% to 54%. The investments in real estate limited part nerships are accounted for by the equity method. Equity in earnings from these partnerships amounted to approximately $3,590,000, $2,461,000 and $113,000 for 1996, 1995 and 1994,
respectively. Equity in earnings for 1996 excludes the Company's equity interest in extraordinary losses by the partnerships from early extinguishments of debt of $1,132,000. The Company owns 54% of National Property Investors 4 ("NPI 4") and therefore consolidates the accounts of this partnership.

Advertising Expense

The  cost  of  advertising  is  expensed  as  incurred.   The  Company  incurred
$1,815,000,  $758,000 and $776,000 in  advertising  costs during 1996,  1995 and
1994, respectively.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation of $5,681,000 (1996) and $3,915,000 (1995). Property and equipment consists of office furniture and fixtures, data processing equipment, computer software, and leasehold improvements.

Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Depreciation expense was $1,842,000
(1996), $1,444,000 (1995) and $956,000 (1994).

                 Insignia Financial Group, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Property Management Contracts and Costs in Excess of Net Assets Acquired

Property management contracts are stated at cost, net of accumulated amortization of $46,020,000 (1996) and $26,885,000 (1995). The Company
capitalizes costs paid or payable to third parties in the successful pursuit of acquiring management contracts. These contracts are amortized over three to fifteen years based on the estimated lives of the contracts. All costs related to unsuccessful attempts to acquire management contracts are expensed by the Company.

The carrying value of the property management contracts is reviewed if the facts and circum stances suggest that it may be impaired. If the review indicates that the property management contract costs will not be recoverable, as determined by the estimated profitability of the revenue generated by each portfolio over the remaining amortization period, the Company's carrying value of the property management contract costs are reduced by the estimated shortfall. No significant contracts are estimated to be impaired as of December 31, 1996, although termination in the future could adversely affect this estimate.

Costs in excess of net assets acquired are amortized by the straight-line method over 15 to 25 years. Accumulated amortization is $2,553,000 (1996) and $780,000
(1995).

During 1996, the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" (FAS 121), which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of FAS 121 had no material effect on the accompanying financial statements.

Loan Costs

The Company capitalizes costs paid to third parties for obtaining or refinancing outstanding indebtedness. These costs are amortized over the term of the respective outstanding debt. Prepaid points are deducted from the related debt and are amortized over the term of the debt.

Revenue Recognition

Fee based services includes property management and commercial leasing fees, partnership administration and asset management fees, loan origination and loan servicing fees and investment banking fees. Such revenues are recorded when the related services are performed, unless significant contingencies exist.

                 Insignia Financial Group, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share

Primary net income per common share is based on  31,560,650  (1996),  22,681,158
(1995) and 20,556,758 (1994) weighted average number of shares of common stock outstanding during the year and common stock equivalents of dilutive stock options. Earnings are reduced by the divi dend on preferred stock when computing earnings per share. All years have been restated for the two for one stock split effected as a stock dividend on January 29, 1996. Fully diluted earnings per common share is not presented since dilution is less than 3%.


3. Acquisitions

The Company and its affiliates have acquired control of or management rights to 33 portfolios of properties since 1990. The Company's significant acquisitions during the last three years are discussed below.

On June 30, 1996, the Company acquired the business and substantially all of the assets of Edward S. Gordon Company, Incorporated ("ESG"). ESG's services include commercial real estate leasing, including tenant and landlord representation, real estate consulting services and commercial real estate brokerage as well as commercial property management in the New York City metropolitan area. At closing, ESG managed approximately 25.5 million square feet of commercial space comprised of 57 properties in New York, New Jersey and Connecticut. The purchase price paid by Insignia for ESG was $73.8 million, consisting of $49.3 million in cash, and $24.5 million of stock options for ESG employees. Additionally, the Company has incurred $875,000 in acquisition costs and a loan of $5 million was granted at the time of the purchase to Edward S. Gordon.

                 Insignia Financial Group, Inc. and Subsidiaries

On June 30, 1996, the Company acquired the commercial real estate services business of Paragon Group Property Services, Inc. ("Paragon"). Paragon's services include property management, leasing and tenant improvement services for managed properties as well as brokerage, fee development and real estate consulting services performed for various institutional clients. At closing, the acquired business managed and leased approximately 22 million square feet of commercial space comprised of 166 properties located in 17 states. The purchase price paid by Insignia for Paragon was $18.5 million in cash, plus an additional $4 million in future contingent purchase price (without interest), and warrants to acquire 50,000 shares of Class A Common Stock of Insignia. The warrants are exercisable for a period of five years from closing at $29. Additionally, the Company incurred $930,000 of acquisition costs and recorded a net deferred tax liability of $1.2 million resulting from book and tax differences related to the acquisition.

Both the ESG and Paragon acquisitions were accounted for as purchases. The operations of Paragon and ESG have been included in the operations of the Company since June 30, 1996.

On January 19, 1996, the Company purchased substantially all of the assets of National Properties, Inc. ("NPI"), its property management affiliates and certain of its limited partner interest in real estate limited partnerships for an aggregate purchase price of approximately $116 million. In the purchase, Insignia acquired (a) a significant percentage of the limited partnership interests in 14 public real estate limited partnerships held by NPI, (b) all of the issued and outstanding common stock of NPI, which in turn owned or controlled, directly or indirectly, one or more of the general partners of certain public real estate limited partnerships and certain private limited partnerships, and (c) affiliates of NPI which provide real estate management services, including not less than $13.5 million in net liquid assets. A deferred tax liability of approximately $10.8 million was recorded in connection with the acquisition. All of the funds used to purchase NPI were drawn on Insignia's revolving credit facility with First Union National Bank of South Carolina. The NPI acquisition was accounted for as a purchase. The operations of NPI have been included in the operations of the Company since January 19, 1996.

On September 5, 1995, Insignia purchased the residential property management business of Douglas Elliman-Gibbons & Ives and all of the outstanding stock of Kreisel Company, Inc. (collectively "DEK"). Collectively, the acquired operations manage approximately 300 properties containing approximately 54,000 residential units, all of which are within the metropolitan New York City market and a substantial majority of which are within Manhattan. The purchase price paid by Insignia for these businesses was $14.0 million, consisting of $13.0 million in cash, of which $10 million was financed with a short-term loan from First Union National Bank of South Carolina, and $1.0 million in newly issued shares of Insignia Common Stock (68,708 shares at $14.56 per share). A deferred tax liability of $3.1 million was recorded as a result of book and tax differences related to the acquisition. This acquisition was accounted for as a purchase. The operations of DEK have been included in the operations of the Company since September 5, 1995.

                 Insignia Financial Group, Inc. and Subsidiaries

On May 1, 1995, Insignia acquired all of the outstanding common stock of O'Donnell Property Services, Inc. ("OPSI") for consideration having an aggregate value as of the date of acquisition of approximately $7.0 million, including $2,000,000 in unsecured convertible notes and 55,556 shares of Insignia Common Stock. Insignia acquired property management rights to approxi mately 23.6 million square feet of commercial, retail, office, and warehouse space located princi pally in California and Nevada. Insignia entered into consulting agreements with certain of the principal executives of OPSI for a period of five years. Such executives also entered into non- competition agreements with Insignia precluding their engaging in the business of commercial property management in California or Nevada for a period of five years. The OPSI acquisition resulted in a significant increase in commercial property management by Insignia. The operations of OPSI have been included in the operations of the Company since May 1, 1995. This acquisition was accounted for as a purchase.

On December 8, 1994, Insignia and certain of its affiliates purchased the stock and assets of certain affiliates of Gordon Realty, Inc. In addition, a wholly-owned subsidiary of MAE acquired an option to purchase all of the stock of GII Realty, Inc., the parent of the general partners in thirteen real estate limited partnerships, and pursuant to an exercise of such option, has acquired 100% of such stock. Insignia also acquired units of real estate limited partnership interests in Consolidated Capital Growth Fund, Consolidated Capital Institutional Properties and Consolidated Capital Institutional Properties/3 and all of the outstanding capital stock of LP 6 Acceptance Corporation which accepted for purchase pursuant to a tender offer units of limited partnership interest in Consolidated Capital Properties VI. The aggregate purchase price paid by the Company was approximately $42,501,000, which was financed by (a) delivery of a $10 million convertible subordinated note of Insignia; (b) $16 million borrowed under Insignia's revolving credit facility with First Union National Bank of South Carolina ("First Union") and (c) the balance from Insignia's cash. This acquisition was accounted for as a purchase.

On November 4, 1994, Insignia acquired substantially all of the assets of Allegiance Realty Group, Inc. ("Allegiance") which was accounted for as a purchase. The assets purchased consisted of accounts receivable of $3,404,000, fixed assets of $480,000, other assets of $134,000 and property management contract rights of $29,783,000. The Company also assumed existing liabilities of Allegiance of $784,000 and incurred an additional $250,000 in costs related to this acquisition. The purchase price was $33,000,000 payable together with interest at four percent per annum, and was paid in full on January 31, 1995 through amounts borrowed under Insignia's revolving credit facility with First Union.

               Insignia Financial Group, Inc. and Subsidiaries

Pro forma unaudited results of operations for the years ended December 31, 1996 and 1995 assuming consummation of the ESG, Paragon and NPI acquisitions at January 1, 1995, and assuming consummation of the DEK, OPSI, Gordon and Allegiance acquisitions at January 1, 1994, is as follows (in thousands, except per share data):

                                          1996          1995         1994
                                     -----------------------------------------

Revenues                               $284,120       $280,197     $140,843
Income before extraordinary item          8,923          7,664        8,039
Net income                                8,221          7,212        8,039
Earnings per common share:
  Income before extraordinary item          .27           .24          .32
  Net income                                .25           .22          .32


These results do not purport to represent the operations of the Company nor are they necessarily indicative of the results that actually would have been realized by the Company if the purchase of the operating entities had been in effect the entire period.

The cost of the ESG (1996),  Paragon  (1996),  NPI  (1996),  DEK (1995) and OPSI
(1995) acquisi tions are summarized as follows (in thousands):

                                                      1996          1995
                                                 ----------------------------

Notes payable and common stock                    $  26,525      $  3,711
Accrued and sundry liabilities                        4,298         1,789
Deferred tax liability, net                          11,909         3,115
Cash paid at the closing dates                      175,892        17,185
                                                 ----------------------------

                                                   $218,624       $25,800
                                                 ============================

The cost was allocated as follows:

                                                      1996          1995
                                                 ----------------------------

Notes receivable                                  $    5,000    $       -
Property management contracts                        63,260        24,324
Non-compete agreements                                1,700             -
Goodwill                                             74,232             -
Other assets                                            594         1,476
Investment in limited partnership units              73,838             -
                                                 ----------------------------

                                                   $218,624       $25,800
                                                 ============================

                 Insignia Financial Group, Inc. and Subsidiaries

4. Reverse Repurchase Agreements

Periodically, the Company invests in reverse repurchase agreements. At December 31, 1996 and 1995, respectively, the Company had $12,952,000 and $25,000,000, in
reverse repurchase agreements with First Union National Bank of South Carolina collateralized by obligations of the Government National Mortgage Association ("GNMA") with a weighted average interest rate of 5.8% (1996) and 5.3% (1995) with maturities of one to three weeks. In addition, the Company has an agreement with First Union whereby it purchases at par tax exempt municipal bonds with variable interest rates. The bank has guaranteed repurchase of the bonds at par with a 7-day notice from the Company. At December 31, 1996 and 1995, respectively, the Company had $34,303,000 and $13,195,000 invested in such bonds with a weighted average interest rate of 3.7% and 4.4%. All investments for 1996 and 1995 are reflected in the accompanying balance sheet at cost which approximated market value as of such date and are included in cash and cash equivalents.

The Company generally does not take possession of the securities purchased under agreements to resell. The Company only invests in reverse repurchase agreements which are short-term and collateralized by government backed securities, such as GNMA or municipal bonds.


5. Receivables

                                                                December 31
                                                            1996          1995
                                                        ------------------------
                                                                (In thousands)

     Accounts receivable                                 $  9,899      $  6,156
     Commissions receivable                                33,372         1,991
Income tax refund receivable                                    -         1,703

Notes receivable:
  Brokerage employees with interest at prime plus 1%        1,104             -
  NPI (participation agreement) with interest rate of
   prime plus 1.25%                                             -        14,060
  Outside entities with interest ranging from 8.0% to 11.2%    60           842
  Affiliates with an interest rate of 8.0%                  1,428         1,498
  Chairman and executive officers with interest ranging
   from 6% to 10%                                             177           195
                                                       ------------------------

                                                            2,769        16,595
                                                       ------------------------

                                                          $46,040       $26,445
                                                       ========================

                 Insignia Financial Group, Inc. and Subsidiaries

Accounts receivable consist primarily of management fees expected to be collected in 1997. The accounts receivable are not collateralized, but credit losses have been insignificant and within management's estimate. Commissions receivable at December 31, 1996, consist of commercial lease commissions, substantially from ESG operations of $29,814,000. The notes receivable are collateralized by various partnership interests, assignment of notes and liens, and real estate. In 1996, the NPI note was collected in full.

Principal   collections  on  notes  receivable  are  scheduled  as  follows  (in thousands):

                                                       Notes    Commissions
                                                   Receivable    Receivable
                                                 ----------------------------

   1997                                              $1,428       $25,428
   1998                                                 144         2,559
   1999                                                 195         4,867
   2000                                                 204           518
   2001                                                 213             -
   Later years                                          585             -
                                                 ----------------------------

                                                     $2,769       $33,372
                                                 ============================


6. Investments in Real Estate Limited Partnerships

The Company has invested in 33 limited partnerships which own real estate consisting primarily of apartments and commercial property throughout the United States. The Company's limited part ner interests and ownership percentages of such limited partnerships range from 4% to 54% as of December 31, 1996. These limited partnerships own approximately 169 properties comprising 43,400 apartment units and 2,698,000 square feet in commercial space. The Company or an affiliate serves as general partner in these limited partnerships.

                 Insignia Financial Group, Inc. and Subsidiaries

Summarized   financial   information   from  the  date  of  acquisition  of  the
unconsolidated limited partnerships is as follows:

                                                         December 31
                                           --------------------------------------
                                                 1996          1995         1994
                                           -----------------------------------------
                                                        (In thousands)


Condensed Statements of Earnings Information
  Revenues                                   $262,251      $ 113,276       $2,864

  Property operating expenses                 143,306         62,376        1,802
  Provision for impairment                          -          8,255            -
  Depreciation                                 51,461         24,880          657
  Interest                                     54,851         16,204          204
  Administrative                               11,199          7,732          133
                                           -----------------------------------------

  Total operating expenses                    260,817        119,447        2,796
                                           -----------------------------------------

  Income (loss) from operations                 1,434         (6,171)          68

  Other gains                                   6,640          1,956           41
                                           -----------------------------------------

  Income (loss) before extraordinary items      8,074         (4,215)         109

  Extraordinary items - loss on retirement
       of debt                                 (2,580)           126          110
                                           -----------------------------------------

  Net income (loss)                         $    5,494    $    (4,089)    $   219
                                           =========================================


                 Insignia Financial Group, Inc. and Subsidiaries

                                                        December 31
                                                      1996          1995
                                                 ----------------------------
                                                         (In thousands)

Condensed Balance Sheets Information
Cash and investments                              $   115,708   $   83,082
Receivables and deposits                              27,211       29,929
Other assets                                          38,449        9,696

Real estate                                        1,476,516      645,016
Less accumulated depreciation                       (652,968)    (332,471)
                                                 ----------------------------

  Net real estate                                    823,548      312,545
                                                 ----------------------------

  Total assets                                    $1,004,916    $ 435,252
                                                 ============================

  Mortgage notes payable                          $   725,894   $ 275,866
  Other liabilities                                   48,149       20,759
                                                 ----------------------------

  Total liabilities                                  774,043      296,625

  Partners' capital                                  230,873      138,627
                                                 ----------------------------

                                                  $1,004,916    $ 435,252
                                                 ============================


At December 31, 1996 the unamortized excess of the Company's investments over the historical cost of the underlying net assets of the investees was approximately $101,212,000, which has been attributed to the fair values of the investees' underlying properties and is being depreciated over their useful lives.

                 Insignia Financial Group, Inc. and Subsidiaries

7. Accrued and Sundry Liabilities

                                                               December 31
                                                            1996          1995
                                                       -------------------------
                                                              (In thousands)

Estimated liabilities for acquisitions                   $  2,320      $  2,574
Employee compensation                                      14,275         7,144
Deferred taxes                                             10,617         1,752
Accrued vacation                                            1,308           875
Deferred revenue                                            1,476         1,460
Employee insurance                                          1,337           935
Settlement of tender litigation (see Note 14)                   -         6,788
Other                                                       9,408         4,091
                                                       -------------------------

                                                          $40,741       $25,619
                                                       =========================


8. Notes Payable

To better position the Company in the acquisition market, a $200,000,000 revolving credit facility was closed on December 11, 1995 involving a syndicate of 13 national and international financial institutions. The revolving credit facility bears interest at the annual rate of either prime plus 1% or LIBOR plus 2 1/4% at Insignia's option and terminates on December 11, 1998 unless extended. All of the outstanding amounts are subject to the LIBOR based rate. The Company also must pay an unused commitment fee of 50 basis points on the average unused balance for each quarter. The facility is secured by a pledge of the stock of all material subsidiaries and a negative pledge on all of the Company's service fee contracts and limited partner interests in real estate limited partnerships. The outstanding balance on the revolving credit facility as of December 31, 1996 is $43,000,000.

                 Insignia Financial Group, Inc. and Subsidiaries

Notes payable consist of the following:

                                                                   December 31
                                                               1996          1995
                                                          ---------------------------
                                                                 (In thousands)

Revolving credit facility with interest only due quarterly at
  LIBOR plus a margin of 2.25%.  Final payment due date is
  December 11, 1998 with possible extension to December 11,
  2000.                                                      $43,000       $28,000

Unsecured convertible notes bearing interest at 10% with
  quarterly interest payments.  Principal is payable in full at maturity date of April 30, 1998 along with any unpaid
  interest.                                                    2,000         2,000

Term note, secured by equipment, bearing simple interest at
  a rate of prime plus 1/4% with principal being paid equally in 60 monthly installments of $58,333 plus interest.  Last
  scheduled payment is January 15, 2000.                       2,158         2,858

Note payable bearing simple interest of 6.25% per annum
  with principal and interest paid monthly.  Last scheduled
  payment is December 19, 2000.                                1,711             -

Unsecured nonrecourse note payable bearing simple interest
  at a rate of 6.5% per annum.  Note payments are payable in installments upon the receipt of distributions from certain
  partnerships.                                                  430             -

Purchase money note at a rate per annum of 8% with
  quarterly principal and interest payments.  The note
  matures on April 1, 2000 and is secured by assignment
  of certain general and limited partnership interests.        2,568         3,233

                                    F-21

               Insignia Financial Group, Inc. and Subsidiaries

8. Notes Payable (continued)

                                                                    December 31
                                                                1996          1995
                                                           -----------------------------
                                                                  (In thousands)
Unsecured note bearing interest at 8% payable quarterly
  beginning June 1993.  Principal is payable in ten equal
  semi-annual payments beginning June 1993.  The note
  matures in December 1997.                                  $     437     $     875

Secured promissory note bearing simple interest of 7% per
  annum due on the last day of the year in 5 equal installments of principal plus interest.  Maturity date is December 31,
  1999.                                                             60            80
                                                            -----------------------------

Subtotal                                                        52,364        37,046

Less prepaid points                                             (2,524)       (4,050)
                                                            -----------------------------

                                                               $49,840       $32,996
                                                            =============================

The non-recourse mortgage note payable of $19,300,000 bears interest at 7.33% payable monthly. Principal is payable at maturity. Maturity date is November 1, 2003. The mortgage note is secured by the underlying apartment property.

The Company paid interest of approximately $11,346,000 (1996), $6,516,000 (1995) and $255,000 (1994).

Scheduled principal maturities on notes payable after December 31, 1996 are as follows (thousands of dollars):

   1997                                                   $  2,496
   1998                                                     47,114
   1999                                                      2,005
   2000                                                        749
                                                         ------------

                                                           $52,364
                                                         ============


Certain of the note agreements contain various restrictive covenants requiring, among other things, minimum consolidated net worth, minimum liquidity, and various other financial ratios.

The Company is in compliance with its restrictive covenants.

                 Insignia Financial Group, Inc. and Subsidiaries

9. Subordinated Convertible Note Payable

In connection with the Gordon Realty acquisition in 1994, Insignia issued a convertible subordi nated note of $10,000,000 with interest at 7.5%, due January 17, 2002. The note was converted to 1,117,732 shares of Class A Common Stock on April 29, 1996. If the note had been converted as of January 1, 1996 and the additional shares were issued at that date, 1996 supplemental earnings per common share would have been unchanged assuming elimination of related interest expense, net of the income tax effect.

10. Redeemable Cumulative Convertible Preferred Stock

On January 17, 1995, the Company sold 15,000 shares of redeemable cumulative convertible preferred stock (voting) to Apollo Real Estate Advisors, LP ("Apollo") for $15,000,000. Divi dends accrue at the rate of 7.5% for the first 18 months, payable quarterly; thereafter dividends would accrue at 10%. On March 29, 1996, the Company notified Apollo of its intention to call for the redemption of the $15,000,000 preferred stock. The preferred stock was converted to 1,509,062 shares of common stock on April 29, 1996. If the preferred stock had been converted as of January 1, 1996 and the additional shares were issued at that date, 1996 supplemental earnings per common share would have been unchanged assuming elimination of related dividends payable.

11. Trust Based Convertible Preferred Securities

In November 1996, Insignia Financing 1, a Delaware trust and a consolidated wholly owned subsidiary of the Company (the "Trust"), issued and sold 2,990,000 shares of Trust Based Convertible Preferred Securities (the "Securities") with an aggregate liquidation amount of $149,500,000, sold pursuant to exemptions under the Securities Act of 1933, as amended, and the rules thereunder. All of the outstanding common securities of the Trust are owned by the Company. The sole asset of the Trust is the $154.1 million principal amount of 6.5 % convertible subordinated debentures of the Company due September 30, 2016. The Company has certain obligations relating to the Securities which amount to a full and unconditional guarantee of the Trust's obligations under the Securities. The debentures issued and the common securities purchased by the Company are eliminated in the balance sheet. The Securities will mature on September 30, 2016 and bear interest at the rate of 6.5% per annum, with quarterly distributions payable in arrears. The Company has the option to defer interest payments from time to time, not to exceed 20 consecutive quarters. The Company's first distribution of $1,619,000 was made on December 31, 1996, and is reflected in minority interests in the consoli dated statements. The Securities are convertible into the Company's Class A Common Stock at $26.50 per share beginning 60 days after the Securities first issuance date through September 30, 2016 or upon the Company's option to redeem the Securities after November 1, 1999. The Securities are structured such that the distributions are tax deductible to the Company. The proceeds of the offering were used to pay down current debt under the $200,000,000 revolving credit facility.

Discounts and offering costs of approximately $5,331,000, net of accumulated amortization, at December 31, 1996, have been netted against the Securities and are being amortized over the term of the Securities.

                 Insignia Financial Group, Inc. and Subsidiaries

12. Stockholders' Equity

In December 1995, the Company sold 1,000,000 shares of Class A Common Stock to HFS Incorporated as part of a strategic alliance between the two companies. The aggregate purchase price was $13,940,000 and was used by the Company to continue reducing its outstanding debt balances and provide additional capital for acquisitions.

In October 1995, the Company completed a public offering in which 3,850,000 shares of Class A Common Stock were sold by the Company and 1,350,000 shares were sold by certain stock holders of the Company. The gross selling price of the stock was $14.50 per share. The Company received approximately $57,600,000, including proceeds from options exercised in anticipation of the offering, in cash after the payment of certain underwriting costs. The proceeds were used to:
1) repay the majority of its long-term indebtedness, and 2) fund in part the NPI acquisition. If the debt had been retired as of January 1, 1995 and the additional shares were issued at that date, 1995 supplemental earnings per common share amounts would have been as follows assuming elimination of related interest expense, net of the income tax effect:

Income before extraordinary item                        $.29
Net income                                               .27



The Company's  ability to pay dividends is subject to restrictions  contained in
its  revolving  credit   facility.   At  December  31,  1996,  the  Company  has
unrestricted stockholders' equity of $41,411,000.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock based compensation because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options and warrants. Under APB 25, because the exercise price of the Company's employee stock options and warrants equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's 1992 Stock Incentive Plan (the "Plan") has authorized the grant of options to management personnel for up to 4,666,666 shares of the Company's common stock. The term of each option will be determined by the Company's Board of Directors but will not be more than ten years from the date of grant. The Plan may be terminated by the Board of Directors at any time. Options granted typically have five year terms and vest ratably over a five-year period. Options are granted at prices not less than 100% of the fair market value of the Common Stock at the date of grant.

                 Insignia Financial Group, Inc. and Subsidiaries

The Company's 1995 Non-Employee Director Stock Option Plan (the "Directors Plan") has authorized the grant of options for up to 500,000 shares of the Company's Common Stock. The terms of the Directors Plan are similar to the Plan.

The Company assumed 1,482,879 options under Non-Qualified Stock Option Agreements in connection with the acquisition of Edward S. Gordon Company Incorporated and Edward S. Gordon Company of New Jersey, Inc. The options granted are vested and have 5 year terms.

The Company had  2,971,966  (1996),  2,211,666  (1995) and  1,780,874  (1994) in
outstanding warrants for Class A Common Stock of the Company, with terms similar to the Plan.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively, risk-free interest rate of 6.2%; no dividend yield; volatility factors of the expected market price of the Company's common stock of .40 and .42, and a weighted-average expected life of the options and warrants of 3.25 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models required the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

For purposes of pro forma disclosures, the estimated fair values of the options and warrants are amortized to expense over the options' and warrants' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                     1996      1995
                                                ------------------------

  Pro forma net income                             $3,154      $1,208

  Pro forma earnings per share                        .10         .05

                 Insignia Financial Group, Inc. and Subsidiaries

Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

Summaries of the Company's stock option and warrant activity, and related information for the years ended December 31 are as follows:

                                    1996                    1995                    1994
                             -------------------    --------------------    --------------------
                                         Weighted                  Weighted                 Weighted
                                         Average                   Average                   Average
                                         Exercise                  Exercise                 Exercise
                               Shares     Price          Shares     Price         Shares      Price
                             ---------------------    ----------------------    ----------------------

Outstanding at beginning
  of year                     5,904,884  $10.52        2,094,094   $  7.62        871,524   $5.31
Granted                         881,000   23.97        4,038,128     11.68      1,282,466    8.92
Granted in connection with
  Edward S. Gordon
  acquisition                 1,482,879    5.79                -          -              -      -
Exercised                       342,599    6.97           214,804     4.10         59,896    1.74
Forfeited/canceled               94,606   12.69            12,534     9.46              -       -
                             ---------------------    ----------------------    ----------------------

Outstanding at end of
   year                       7,831,558  $11.26         5,904,884   $10.52      2,094,094   $7.62

Exercisable at end of
   year                       4,982,633   $9.02         2,795,972    $9.08      1,080,708   $7.76

Weighted-average fair value of
  options granted during the
  year                                    $8.56                          -                        -



Significant option and warrant groups outstanding at December 31, 1996 and related weighted average price and life information follows:

                                                                       Options/Warrants
               Options/Warrants Outstanding                               Exercisable
-----------------------------------------------------------            ----------------------
                                                       Weighted                   Weighted
                                        Weighted       Average                     Average
       Range of           Number         Average       Exercise         Number    Exercise
   Exercise Prices      Outstanding     Remaining       Price         Exercisable   Price
                                     Contractual Life
-----------------------------------------------------------------    -----------------------

$0.00 to $5.00            230,512        3 years      $  2.52          178,771    $  2.40
$5.01 to $10.00         4,429,566        4 years         7.93        3,692,431       7.58
$10.01 to $15.00        2,302,730        5 years        13.71          992,431      13.77
$15.01 to $20.00          300,000        4 years        19.50           60,000      19.50
$20.01 to $25.00           69,750        5 years        21.05                -          -
$25.01 to $29.00          499,000        4 years        27.19           59,000      28.48
                       -------------                 ------------    -----------------------

                        7,831,558                      $11.26        4,982,633    $  9.02
                       =============                 ============    =======================

                                    F-26

                 Insignia Financial Group, Inc. and Subsidiaries

13. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                        December 31
                                                      1996       1995
                                                   ---------------------
                                                      (In thousands)
Deferred tax liabilities:
  Management contracts and related costs           $  (6,835) $       -
  Cost in excess of net assets of acquired businesses (1,144)    (1,192)
  Tax over book depreciation                          (1,572)      (881)
  Partnership earnings differences                    (1,913)    (1,587)
  Compensation and benefits                             (601)
  Other, net                                            (376)         -
                                                   ---------------------

   Total deferred tax liabilities                    (12,441)    (3,660)

   Deferred tax assets:
  Management contracts and related costs                   -        715
  Compensation and benefits                                -        903
  Other, net                                              96        365
  NOL acquired in purchase of Paragon                  1,824          -
                                                   ---------------------

   Total deferred tax assets                           1,920      1,983

   Valuation allowance for deferred tax assets           (96)       (75)
                                                   ---------------------

   Deferred tax assets, net of valuation allowance     1,824      1,908
                                                   ---------------------

   Net deferred tax (liabilities)                   $(10,617)   $(1,752)
                                                   =====================

                 Insignia Financial Group, Inc. and Subsidiaries

     Significant components of the provision for income taxes, including the income tax provision for extraordinary items, are as follows:

                                             1996       1995       1994
                                        ------------------------------------
                                                   (In thousands)
Current (payable):
  Federal                                  $ 6,889      $4,592    $ 5,354
  State                                        877        (213)       981
                                        ------------------------------------

Total current                                7,766      4,379       6,335

Deferred:
  Federal                                   (2,298)       (650)    (1,321)
  State                                       (218)       (170)      (174)
                                        ------------------------------------

Total deferred                              (2,516)       (820)    (1,495)
                                        ------------------------------------

                                           $ 5,250     $3,559     $ 4,840
                                        ====================================

The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax expense is shown below (dollars in thousands):

                                 1996                   1995                  1994
                         ---------------------  --------------------  ---------------------
                            Amount   Percent      Amount    Percent      Amount   Percent
                         ---------------------  --------------------  ---------------------

Tax at U.S. statutory
   rate                   $4,835     35.0%       $3,280     35.0%      $4,235     35.0%
Effect of incremental
   tax rates                   -         -         (102)    (1.1)        (100)    (0.8)
State income taxes, net
   of Federal tax benefit    688     5.0            367      3.9          490      4.1
Federal tax credits            -       -              -        -          (55)    (0.5)
Effect of permanent
   differences              (333)   (2.4)            80      0.9          215      1.8
Tax effect of valuation
   reserve                      -      -             18      0.2           18        -
Other                         60     0.4            (84)     (.9)          37      0.4
                         ---------------------  --------------------  ---------------------

                         $ 5,250    38.0%        $3,559     38.0%      $4,840     40.0%
                         =====================  ====================  =====================

Income  taxes  paid in 1996,  1995  and 1994  were  $4,756,000,  $7,048,000  and
$5,583,000, respec tively. Income taxes currently payable of $1,916,000 (1996) are included in accrued and sundry liabilities. Income taxes currently receivable of $1,703,000 (1995) are included in other receivables.

As a result of the acquisition of Paragon Group Properties Services, Inc., the Company acquired use of net operating losses of approximately $5,000,000. These losses carryforward to the calendar year ended December 31, 2010. A deferred tax asset of $1,800,000 has been recorded on acquisition to account for this carryforward. The carryforward is subject to provisions of the Internal Revenue Code, which limit the use of the carryforward to the lesser of the value of the stock multiplied by the Federal long-term tax-exempt rate or the subsidiary's income.

                 Insignia Financial Group, Inc. and Subsidiaries

14. Commitments, Contingencies and Other Matters

Litigation

Gillett Family Trust, et al. v. Insignia Financial Group, et al. In April 1995, six wholly-owned subsidiaries of Insignia commenced tender offers for limited partner interests in six partnerships, Shelter Properties I Limited Partnership; Shelter Properties II Limited Partnership; Shelter Properties III Limited Partnership; Shelter Properties IV Limited Partnership; Shelter Properties V Limited Partnership; and Shelter Properties VI Limited Partnership (collectively, "Shelter Properties Partnerships"). In May 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation required supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by Insignia, which was paid on September 5, 1996, together with the payment of plaintiff's attorney's fees and expenses.

Chipain, Tom, et al., v. Walton Street Capital Acquisition II, LLC, et al. In May 1996, Walton Street Capital Acquisition II, MLLC ("Walton Street"), together with certain Insignia affiliates, commenced tender offers for limited partner interests in ten real estate limited partnerships syndicated by The Balcor Company ("Balcor"). In May 1996, certain persons claiming to be holders of limited partner interests commenced a lawsuit in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, on behalf of themselves, on behalf of a putative class of plaintiffs, and, as amended, derivatively on behalf of the Balcor-syndicated partnerships, challenging the actions of the defendants (including Insignia, an Insignia officer and certain affiliates, Walton Street and the general partners of the Balcor-syndicated partnerships) in con nection with the tender offers and certain other matters.

The complaint, as amended, contained allegations that the tender offers were inadequate and coercive based, in part, upon information allegedly obtained by Insignia in violation of its fiduciary duties. Defendants promptly moved to dismiss the complaint and on June 5, 1996, the court dismissed the complaint as to Insignia and Walton Street, with leave to replead. On June 11, 1996, plaintiffs filed an amended class and derivative action complaint, repeating the same allegations as in their initial complaint, and recasting some as derivative, rather than direct class claims. Defendants moved to dismiss the amended complaint and on June 18, 1996, the court again dismissed plaintiffs' amended complaint as to Insignia and Walton Street.

                 Insignia Financial Group, Inc. and Subsidiaries

On June 14, 1996, a second class and derivative suit, similar in material respects to the Chipain litigation, was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. That complaint, entitled Sandra Dee v. Walton Street Capital Acquisition II, LLC, et al., contained substantially the same allegations as the Chipain complaints and asserted addition ally that the tender offers violated certain state securities and consumer statutes. Pursuant to the court's orders consolidating the Chipain and Dee complaints with another action which does not name Insignia, a new amended and consolidated class and derivative action complaint was filed on July 25, 1996. The plaintiffs in the Chipain action are not parties to this latest complaint.

On August 16, 1996, Insignia moved to dismiss the amended and consolidated class and deriva tive action complaint. The motion was heard by the court on September 27, 1996 at which time the court granted leave to the plaintiff to (i) withdraw its pending complaint and (ii) serve a second amended and consolidated class and derivative action complaint. On October 8, 1996, plaintiffs filed a second amended and consolidated class and derivative action complaint which added claims of alleged antitrust injury and unjust enrichment. On October 25, 1996, Insignia moved to dismiss the second amended and consolidated class action complaint.

On December 18, 1996, the court issued a decision granting Insignia's motion to dismiss. By order dated January 7, 1997, the court dismissed the second amended and consolidated class action complaint with prejudice. Plaintiffs filed a notice of appeal in the December action on February 14, 1997.

The Company and certain subsidiaries are defendants in lawsuits arising in the ordinary course of business. Such lawsuits are primarily insured claims arising from accidents at managed properties. Claims may demand substantial compensatory and punitive damages.

Management believes that the aforementioned lawsuits will be resolved without material loss to the Company or its subsidiaries.

                 Insignia Financial Group, Inc. and Subsidiaries

Environmental Liabilities

Under various Federal and state environmental laws and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous or toxic substances or petroleum product releases at the property, and may be held liable to a govern mental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. There can be no assurance that the Company, any of its affiliates, or any assets owned or controlled by the Company or any of its affiliates currently are in compliance with all of such laws and regulations, or that the Company or its affiliates will not become subject to liabilities that arise in whole or in part out of any such laws, rules, or regulations. Management is not currently aware of any environmental liabilities which are expected to have a material adverse effect on the Company's operations or financial condition.

Operating Leases

The Company leases office space and equipment under noncancelable operating leases. Minimum annual rentals under operating leases for the five years ending after December 31, 1996 are as follows (in thousands):

1997                                                     $  8,996
1998                                                        8,410
1999                                                        7,103
2000                                                        6,542
2001                                                        5,975
Thereafter                                                 21,146
                                                       --------------

Total minimum payments required                           $58,172
                                                       ==============

                 Insignia Financial Group, Inc. and Subsidiaries

Rental  expense  was  approximately  $7,753,000  (1996),  $4,726,000  (1995) and
$2,708,000 (1994).

Certain of the leases are  subject to annual  escalation  based on the  Consumer
Price  Index  or  annual   increases  in  operating   expenses.   The  Company's
headquarters lease contains two renewal options of five years each.

Retirement Plan

The Company established a 401(k) savings plan covering substantially all of its employees. The Company may make a contribution equal to 50% of the employees' contribution up to a maxi mum of 3% of the employees' compensation and participants fully vest in employer contributions after 7 years. The Company expensed $1,506,000, $855,000 and $512,000 in contributions to the Plan during 1996, 1995 and 1994, respectively.

Department of Housing and Urban Development ("HUD")

Approximately 16% of the residential units managed by the Company were housing projects financed under various government programs administered by the United States Department of Housing and Urban Development ("HUD") As a result, certain aspects of Insignia operations are subject to regulation by HUD. The programs administered by HUD are currently under review by Congress. The proposed changes to the HUD program would provide rental subsidy directly to the tenant rather than the project. This would allow greater freedom in the selection of rental housing. The tenant can take this "rent voucher" and apply for lease at an apartment he selects. Additionally, the rental vouchers may provide for less assistance than is currently in place. It is possible that the combination of these proposed changes could result in lower rental revenue and project cash flow from which management and other fees are derived; however, the current proposals are not sufficiently specific to determine their actual impact on such fees.

Property Dispositions

In November 1994, the Company acquired substantially all of the assets (consisting primarily of management contracts) of Allegiance Realty Group, a wholly owned subsidiary of the Balcor Company, Inc. ("Balcor"). Balcor announced in the second quarter of 1996 its intention to sell a large portion of the properties covered by these management contracts. The Company entered into an agreement with Balcor whereby an advisory fee would be paid to the Company based on the property sales for services rendered in the sales transactions. The Advisory Agreements have terms of one year and the fees range from .75% to 1.25% of the sales price of the property. The fees are and will continue to be paid in cash after the close of each transaction. Presently, all unamortized management contract costs, associated with the completed property sales have been fully recovered. Management believes that the unamortized purchase price relating to properties managed for Balcor properly reflects the asset value and that no impairment exists.

                 Insignia Financial Group, Inc. and Subsidiaries

Commitments

In connection with the NPI acquisition, Insignia assumed outstanding commitments under arrangements established prior to the acquisition. Under the terms of the arrangements, Insignia may be obligated to loan up to $500,000 to certain partnerships ($2,600,000 in aggregate) and $150,000 to certain other partnerships ($6,000,000 in aggregate) at interest rates not to exceed prime plus 2%. At December 31, 1996, no amounts were outstanding related to the arrangements.


15. Related Party Transactions

The Company holds a 19.1% limited partnership interest in Metropolitan Asset Enhancement, L.P. ("MAE"). MAE was formed prior to 1991 originally to be the principal vehicle for acquiring general partner interests in limited partnerships owning real estate and real estate related assets that would be managed or serviced by the Company. The Chairman, Chief Executive Officer, and President of the Company is the sole stockholder of the general partner of MAE, which has a 1% general partnership interest in MAE.

In August 1993, the Company entered into an agreement with MAE whereby: 1) the Company agreed to assist MAE as its advisor and agent in connection with MAE's acquisition, asset man agement, property management, and securitization activities and in connection therewith to per form all services relating to the foregoing; 2) the Company agreed to render to MAE full invest ment banking, financial advisory, recapitalization, asset restructuring, securitization and mortgage banking services (as sole compensation for the provision of such services, the Company receives Incentive Management Fees and Transaction Fees, as defined in this agreement); and 3) the Company and MAE agreed that, in the event either obtains an opportunity to acquire interests in real estate or in entities which own or control real estate, the Company will have the first right to acquire any such interests. In addition, the Company and MAE have also agreed that, if the Company elects not to acquire such interests, but MAE does elect to acquire such interests and the Company elects to provide any financing to MAE for such acquisition, then such financing shall be by means of loans, that will bear interest at a rate equal to the rate then paid, or estimated it would pay, on any revolving credit facility.

During 1996, 1995 and 1994, the Company was paid investment banking fees in the amount of $860,000, $808,000 and $382,000 in connection with services rendered to MAE and its various subsidiaries.

The Company has made loans to MAE or an MAE affiliate. All advances accrue interest at prime plus 1% and repayment is made through cash generated by the underlying property or investment. The outstanding balance of these advances was $529,000 for 1996 and $613,000 for 1995, which are included in notes receivable from affiliates.

                 Insignia Financial Group, Inc. and Subsidiaries

16. Industry Segments

The Company currently operates in principally two business segments: (1) property and asset management and (2) financial services. The property and asset management business segment manages multifamily, retail and commercial real estate properties and provides asset management, investor relations and partnership accounting services for affiliates and non-affiliates. The financial services business segment originates loans on commercial properties and brokers real estate and leasing for both affiliates and non-affiliates; and is responsible for merger and acquisition activity for the Company, joint venture formations, portfolio acquisitions, limited partner interest acquisitions and real estate workouts.

The following table summarizes certain information by industry segment:

                                              1996        1995        1994
                                          ------------------------------------
                                                     (In thousands)
Identifiable assets:
  Property and asset management             $251,764    $106,107   $  82,823
  Financial services                             908       2,877       3,852
  Corporate                                   59,851      75,952      49,671
  Real estate                                179,879      60,473      37,926
                                          ------------------------------------

                                            $492,402    $245,409    $174,272
                                          ====================================

Gross revenues and equity earnings:
  Property and asset management             $205,574    $110,833   $  64,208
  Financial services                           9,309       6,842       9,392
  Corporate                                    5,744       5,357       1,853
  Real estate                                 10,037       2,461         113
                                          ------------------------------------

                                            $230,664    $125,493   $  75,566
                                          ====================================

Operating profit (loss):
  Property and asset management            $  28,168   $  22,676   $  16,706
  Financial services                          (1,119)     (3,509)        400
  Real estate, net of minority interest        5,670       2,314           -
                                          ------------------------------------

                                              32,719      21,481      17,106
  Corporate expense, net                      (3,043)     (4,339)     (4,263)
  Interest expense - corporate               (12,918)     (7,049)       (742)
  Interest expense - apartment properties     (1,812)          -           -
                                          ------------------------------------

Income before income taxes and
  extraordinary item                         $  14,946   $  10,093   $  12,101
                                          ====================================

                 Insignia Financial Group, Inc. and Subsidiaries

                                              1996        1995        1994
                                          ------------------------------------
                                                     (In thousands)
Depreciation and amortization expense:
  Property and asset management            $  22,478   $  12,908   $    7,494
  Financial services                              35          40           23
  Corporate                                      518         545          449
                                          ------------------------------------

                                           $  23,031   $  13,493   $    7,966
                                          ====================================

Capital expenditures:
  Property and asset management            $    6,243  $    3,189  $    2,660
  Financial services                              68           16         125
  Corporate                                      469          202       1,116
  Real estate                                    732           -           -
                                          ------------------------------------

                                           $    7,512  $    3,407  $    3,901
                                          ====================================


Corporate assets include cash, receivables, property and equipment, and costs in excess of net assets of acquired businesses. Corporate income consisted primarily of interest income on short- term investments. Corporate expense included general corporate administration and professional fees.

Within the financial services segment, the mortgage banking operation derived approximately $731,350 (1996), $1,862,000 (1995) and $1,878,000 (1994) of its
revenues under an exclusive representation of a major life insurance company.

Property and asset management revenues include $16,189,000 (1996) and $20,165,000 (1995) of property management revenues from properties controlled by The Balcor Company and $1,520,000 (1996), $1,190,000 (1995) and $1,061,000
(1994) of amounts received from an agency that serves as an insurance broker for various partnerships managed by the Company.

                 Insignia Financial Group, Inc. and Subsidiaries

17. Quarterly Financial Data  (Unaudited)

                                                       1996
                           ------------------------------------------------------------
                                          Fourth      Third      Second       First
                              Total      Quarter     Quarter     Quarter     Quarter
                           ------------------------------------------------------------
                            (In thousands, except per share data)

Net revenues                $227,074     $77,870     $65,885    $43,098     $40,221
Net EBITDA                    47,713      16,222       9,998     11,654       9,839
Equity earnings                3,590         518         732        886       1,454
Income before
  extraordinary item           9,266       4,246         252      2,648       2,120
Net income                     8,564       3,544         252      2,648       2,120

Per common share:
  Income before extraordinary
   items                       $.29        $.13        $.01       $.08        $.07
  Net income                    .27         .11         .01        .08         .07



Third quarter results of 1996 include a $935,000 charge for unsuccessful acquisition costs.


                                                       1995
                           ------------------------------------------------------------
                                          Fourth      Third      Second       First
                              Total      Quarter     Quarter     Quarter     Quarter
                           ------------------------------------------------------------
                            (In thousands, except per share data)

Net revenues                $123,032     $36,233     $31,092    $29,146     $26,561
Net EBITDA                    24,622       5,776       5,605      6,415       6,826
Equity earnings                2,461          83         700      1,216         462
Income before
  extraordinary items          6,258         954       1,030      1,953       2,321
Net income                     5,806         502       1,030      1,953       2,321

Per common share:
  Income before extraordinary
   items                       $.22        $.02        $.03       $.08        $.09
  Net income                    .20         .01         .03        .08         .09



Second quarter results of 1995 include a $1,000,000 charge for the termination of an agreement.

                 Insignia Financial Group, Inc. and Subsidiaries

18. Fair Values of Financial Instruments

The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other taxes have also not been considered in estimating fair value. The carrying amount reported on the balance sheet for cash and restricted cash approximates its fair value. Receivables reported on the balance sheet consist of property and lease commission receivables, income tax refunds, and various note receivables. The property receivables and income tax refunds approximate their fair values. Lease commissions receivable are carried at their discounted present value, therefore the carrying amount and fair value amount are the same. The notes receivable earn interest at either fixed or variable rates. Interest rates approximate current market interest rates for similar instruments, therefore, the carrying amount approximates their fair value. Notes payable were analyzed individually to verify that carrying value is fair value. The fixed rate note balances are insignificant and have no quotable market prices, however, carrying value is believed to approx imate market value. The large revolving credit facility note carries a variable rate of interest, and therefore, its carrying value adjusted for the prepaid points approximates its fair value. The Trust Based Convertible Preferred Securities were issued in November 1996 and the Company believes the fair value has not changed significantly since issuance.

Summary

The carrying amounts and fair values of the Company's financial instruments at December 31, are as follows (amounts in thousands):

                                             1996                 1995
                                     --------------------- -------------------
                                      Carrying     Fair     Carrying   Fair
                                       Amount     Value      Amount    Value
                                     --------------------- -------------------

Cash and cash equivalents            $  54,614  $  54,614    $49,846   $49,846
Restricted cash                              -          -      6,282     6,282
Receivables                             12,668     12,668     26,445    26,445
Commissions receivable                  33,372     33,372          -         -
Notes payable                           49,840     54,864     32,996    38,896
Trust based convertible preferred secur149,500    149,500          -         -
Subordinated convertible note payable        -          -     10,000    21,389
Redeemable cumulative convertible
  preferred stock                            -          -     15,000    28,875

                                  EXHIBIT INDEX
EXHIBIT
NUMBER                                       EXHIBIT

3.1  Certificate  of  Incorporation  of  Insignia   Financial  Group,  Inc.,  as
     amended.(i)

3.2  By-Laws of Insignia Financial Group, Inc.(i)

4.1 Certificate of Designation of Series A Preferred Stock Par Value $.01 Per Share of Insignia Financial Group, Inc.(iii)

4.2 Certificate of Correction to Certificate of Designation of Series A Preferred Stock Par Value $.01 Per Share of Insignia Financial Group, Inc.(iii)

4.3 Securities Purchase Agreement dated as of May 27, 1992 by and among Insignia Financial Group, Inc., Metropolitan Acquisition Partners V, L.P. and IFG Limited Liability Company. Incorporated by reference to Exhibit
     28.3 to Form 8-K of Registrant dated June 2, 1992.

4.4 Warrant Agreement dated as of January 17, 1995 between Insignia Financial Group, Inc. and APTS Partners, L.P.(vi)

4.5 Certificate of Designation, Preferences and Rights of the 7.5% Step- Up Rate Cumulative Convertible Preferred Stock of Insignia Financial Group, Inc.(vi)

4.6 Warrant No. 32 to purchase 50,000 shares of Insignia Financial Group, Inc. Class A Common Stock issued to Marvin Chudnoff (vii)

4.7 Warrant issued to APTS Partners, L.P. to purchase 300,000 shares of Insignia Financial Group, Inc. Class A Common Stock. (vii)

4.8 Warrant issued to APTS Partners, L.P. to purchase 137,500 shares of Insignia Financial Group, Inc. Class A Common Stock. (vii)

4.9 Warrant No. 12 to purchase 46,800 shares of Insignia Financial Group, Inc. Class A Common Stock issued to The J & P O'Donnell Revocable Trust. (vii)

4.10 Warrant No. 13 to purchase 23,400 shares of Insignia Financial Group, Inc. Class A Common Stock issued to The D & S Grant Revocable Trust. (vii)

4.11 Warrant No. 14 to purchase 23,400 shares of Insignia Financial Group, Inc. Class A Common Stock issued to The J & C Westling Revocable Trust. (vii)

4.12 Warrant No. 15 to purchase 23,400 shares of Insignia Financial Group, Inc. Class A Common Stock issued to Douglas C. Neff. (vii)

4.13 Warrant No. 16 to purchase 13,000 shares of Insignia Financial Group, Inc. Class A Common Stock issued to John G. Combs. (vii)

4.14 Convertible  Promissory Note from Insignia Financial Group, Inc. to Douglas
     C. Neff in the amount of $400,000. (vii)

4.15 Convertible Promissory Note from Insignia Financial Group, Inc. to The J & C Westling Revocable Trust in the amount of $400,000. (vii)

4.16 Convertible Promissory Note from Insignia Financial Group, Inc. to The D & S Grant Revocable Trust in the amount of $400,000. (vii)

4.17 Convertible Promissory Note from Insignia Financial Group, Inc. to The J & P O'Donnell Revocable Trust in the amount of $800,000. (vii)

4.18 Warrant No. 33 to purchase 63,750 shares of Insignia Financial Group, Inc. Class A Common Stock issued to Gotham Partners, L.P. (vii)

4.19 Warrant No. 34 to purchase 38,958 shares of Insignia Financial Group, Inc. Class A Common Stock issued to APTS V, L.L.C. (vii)

4.20 Declaration of Trust of Insignia Financing I, dated as of October 4, 1996, among First Union Bank of Delaware, as Delaware Trusteee, and John K. Lines and Ronald Uretta, Trustees incorporated herein by reference to Exhibit 4.1 of Form S-3 of the Registrant filed on December 10, 1996.

4.21 Amended and Restated Declaration of Trust of Insignia Financial I, dated as of November 1, 1996, among Insignia Financial Group, Inc., as Sponsor, First Union National Bank of South Carolina, as Property Trustee, First Union Bank of Delaware, as Delaware Trustee and Andrew L. Farkas, John K. Lines and Ronald Uretta as Regular Trustees incorporated herein by reference to Exhibit 4.2 of Form S-3 of the Registrant filed on December 10, 1996.

4.22 Indenture for the 6.5% Convertible Subordinated Debentures, dated as of November 1, 1996, between Insignia Financial Group, Inc., as Issuer, and First Union National Bank of South Carolina, as Trustee incorporated herein by reference to Exhibit 4.3 of Form S-3 of the Registrant filed on December 10, 1996.

4.23 Warrant Agreement dated as of June 30, 1996 by and between Paragon Group, L.P. and Insignia Financial Group, Inc. incorporated herein by reference to
     Exhibit 4.1 of Form 8-K of Registrant filed on July 15, 1996.

4.24 Warrant No. 38 to Purchase up to 50,000 Shares of Class A Common Stock of Insignia Financial Group, Inc. issued to Paragon Group, L.P. incorporated herein by reference to Exhibit 4.2 of Form 8-K of Registrant filed on July 15, 1996.

10.1 Asset Purchase Agreement dated September 28, 1994 among Insignia Allegiance Management, Inc., Allegiance Realty Group, Inc., certain ARG subsidiaries, and The Balcor Company, incorporated by reference to Exhibit 2.1 to Form 8-K of Registrant on November 4, 1994.

10.2 Stock and Asset Purchase Agreement dated December 8, 1994 by and among Insignia Financial Group, Inc., Insignia Management Corporation, MAE-ICC, Inc., Gordon Realty, Inc., GII Realty, Inc., LP Acceptance Corporation, LP 2 Acceptance Corporation, LP 3 Acceptance Corporation, LP 6 Acceptance Corporation, Coventry Properties, Inc. and Partnership Services, Inc. incorporated by reference to Exhibits of Schedule 13D of Registrant on December 19, 1994.

10.3 Insignia 1992 Stock Incentive Plan, as amended through March 28, 1994 and November 13, 1995. Incorporated by reference to Exhibit B to Proxy Statement of Registrant filed on April 22, 1996.

10.4 Stockholders Agreement, dated May 27, 1992, by and among Metropolitan Acquisition Partners IV, L.P., Metropolitan Acquisition Partners V, L.P., Andrew L. Farkas, IFG Limited Liability Company, and Insignia Financial Group, Inc.(iv)

10.5 Registration Rights Agreement, dated May 27, 1992, by and between IFG Limited Liability Company and Insignia Financial Group, Inc.(iv)

10.6 Registration Rights Agreement, dated April 15, 1993, by and between Metropolitan Acquisition Partners, IV, L.P. and Insignia Financial Group, Inc. incorporated by reference to Exhibit 10.41 to Form S-1 of Registrant dated August 16, 1993.

10.7 Registration Rights Agreement, dated April 15, 1993, by and between Metropolitan Acquisition Partners V, L.P. and Insignia Financial Group, Inc. incorporated by reference to Exhibit 10.42 to Form S-1 of Registrant dated August 16, 1993.

10.8 Registration Rights Agreement, dated June 30, 1993, by and among Security Properties Investments, Inc. and Insignia Financial Group, Inc. incorporated by reference to Exhibit 2.2 of Form 8-K of Registrant dated July 14, 1993.

10.9 Agreement  dated  April  15,  1993  by  and  between   Metropolitan   Asset
     Enhancement, L.P. and Insignia Financial Group, Inc. incorporated by reference to Exhibit 10.43 to Form S-1 of Registrant dated August 16, 1993.

10.10Employment  Agreement  dated  September  1, 1993,  by and between  Insignia
     Financial  Group,  Inc. and Andrew L. Farkas  incorporated  by reference to
     Exhibit 10.44 to Amendment No. 1 to Form S-1 of Registrant dated September 23, 1993.

10.11Employment  Agreement  dated  September  1, 1993,  by and between  Insignia
     Financial  Group,  Inc.  and James A. Aston  incorporated  by  reference to
     Exhibit 10.59 to Amendment No. 1 to Form S-1 of Registrant dated September 23, 1993.

10.12Employment  Agreement  dated  September  1, 1993,  by and between  Insignia
     Financial Group, Inc. and Jeffrey L. Goldberg  incorporated by reference to
     Exhibit 10.60 to Amendment No. 1 to Form S-1 of Registrant dated September 23, 1993.

10.13Employment  Agreement  dated  September  1, 1993,  by and between  Insignia
     Financial  Group,  Inc.  and Ronald  Uretta  incorporated  by  reference to
     Exhibit 10.61 to Amendment No. 1 to Form S-1 of Registrant dated September 23, 1993.

10.14Employment  Agreement  dated  September  1, 1993,  by and between  Insignia
     Financial  Group,  Inc.  and John F. Jacques  incorporated  by reference to
     Exhibit 10.45 to Amendment No. 1 to Form S-1 of Registrant dated September 23, 1993.

10.15Stock Exchange Agreement and Plan of Reorganization made June 30, 1993, among Security Properties Investments, Inc., Insignia Financial Group, Inc., and ISPMC, Inc. incorporated by reference to Exhibit 2.2 of Form 8-K of Registrant dated July 14, 1993.

10.16Registration Rights Agreement dated as of June 20, 1993 by and among Security Properties Investments, Inc. and Insignia Financial Group, Inc. incorporated by reference to Exhibit 2.3 to Form 8-K of Registrant dated July 14, 1993.

10.17Stock  Pledge  Agreement  dated  as of  June  30,  1993,  between  Security
     Properties Investments, Inc. and Insignia Financial Group, Inc. incorporated by reference to Exhibit 2.3 of Form 8-K of Registrant dated July 14, 1993.

10.18Promissory  Note dated as of  December  14,  1994 of  Gleichman  & Company,
     Housing/State of the Art, Inc. and Pamela W. Gleichman in favor of Insignia Financial Group, Inc. in the amount of $400,000.(vi)

10.19Promissory Note dated March 18, 1994 of RTL Holdings, Ltd. in the amount of $400,000 in favor of Insignia Financial Group, Inc.(vi)

10.20Lease  Agreement by and between 15 S. Main,  Inc.  and  Insignia  Financial
     Group, Inc. dated May 18, 1994.(vi)

10.21Lease  Agreement by and between  Metropolitan  Life  Insurance  Company and
     Insignia Financial Group, Inc. dated October 13, 1994.(vi)

10.22Amended  and  Restated  Purchase  Agreement  by and  among  SHL  Properties
     Acquisition Partners, Ltd. and SHL Properties Management, Ltd., SHL Properties Acquisition Corp. II, SHL Properties Acquisition Corp. III, certain shareholders, IH Limited Partnership and Insignia Financial Group, Inc. dated March 18, 1994.(vi)

10.23Purchase  Agreement by and among Hampton  Realty  Partners,  L.P.,  Hampton
     UREF Acquisition Corp., IH, Inc., Davidson Diversified Properties, Inc. and Insignia Management Group, L.P. dated August 8, 1994.(vi)

10.24Asset Purchase Agreement by and among Insignia  Commercial Group, Inc., The
     Rooney Company and Insignia Financial Group, Inc. dated May 31, 1994.(vi)

10.25Stock  Purchase  Agreement  by  and  among  MAE  GP  Corporation,  Insignia
     Management Corporation, Insignia Financial Group, Inc., Capital Realty Group Management, Inc., Capital Realty Group Properties, Inc., Capital Realty Group Properties II, Inc., Capital Realty Group Corp. and International Property Management, Inc. dated September 21, 1994.(vi)

10.26Stock and Warrant Purchase Agreement dated as of January 17, 1995 by and between Insignia Financial Group, Inc. and APTS Partners, L.P.(vi)

10.27Employment  Agreement as of January 1, 1994 by and among Insignia Financial
     Group, Inc. and Frank M. Garrison.(vi)

10.28Partnership  Units  Purchase  Agreement  dated as of August 17,  1995 among
     Registrant, Insignia NPI, L.L.C., Riverside Drive L.L.C., DeForest Ventures I L.P., DeForest Ventures II, L.P., QAL Associates, QAL II Associates and the other parties named therein incorporated herein by reference to Exhibit No. 2.1 to Form 8-K of Registrant dated August 17, 1995.

10.29Management   Purchase   Agreement   dated  as  of  August  17,  1995  among
     Registrant, Insignia Management Corporation, Insignia Management Group, L.P., Insignia NPI, L.L.C., and other parties named therein incorporated herein by reference to Exhibit No. 2.2 to Form 8-K of Registrant dated August 17, 1995.

10.30Stock  Purchase  Agreement  dated as of August 17,  1995 among  Registrant,
     IFGP Corporation and the other parties named therein incorporated herein by reference to Exhibit No. 2.3 to Form 8-K of Registrant dated August 17, 1995.

10.31Limited Liability  Company Agreement of Riverside Drive L.L.C.  dated as of
     August 17, 1995 between Insignia NIP, L.L.C. and QALA V incorporated herein by reference to Exhibit No. 2.4 to Form 8-K of Registrant dated August 17, 1995.

10.32Master  Indemnity  Agreement dated as of August 17, 1995 among  Registrant,
     Insignia NPI, L.L.C., Insignia Management Corporation, Insignia Management Group, L.P., Riverside Drive L.L.C., and the other parties named therein incorporated herein by reference to Exhibit No. 2.5 to Form 8-K of Registrant dated August 17, 1995.

10.33Purchase   Agreement  dated  September  5,  1995  by  and  between  Douglas
     Elliman-Gibbon & Ives and Insignia Management Services-New York, Inc. incorporated herein by reference to Exhibit No. 2.1 to Form 8-K of Registrant dated September 5, 1995.

10.34Option Exercise and Stock Purchase Agreement dated September 5, 1995 by and between Neil Kreisel and Insignia Management Services-New York, Inc. incorporated herein by reference to Exhibit No. 2.2 to Form 8-K of Registrant dated September 5, 1995.

10.35Employment  Agreement dated as of September 5, 1995 by and between Insignia
     Financial Group, Inc., Kreisel Company, Inc. and Neil J. Kreisel incorporated herein by reference to Exhibit No. 2.3 to Form 8-K of Registrant dated September 5, 1995.

10.36Purchasing  Services  Agreement  dated as of November  30, 1995 between HFS
     Incorporated and Compleat Resource Group, Inc. incorporated herein by reference to Exhibit No. 10.1 to Form 8-K of Registrant dated December 19, 1995.

10.37Stock  Purchase  Agreement  dated  as of  November  30,  1995  between  HFS
     Incorporated and Insignia Financial Group, Inc. incorporated herein by reference to Exhibit No. 10.2 to Form 8-K of Registrant dated December 19, 1995.

10.38Registration  Rights  Agreement  dated as of November  30, 1995 between HFS
     Incorporated and Insignia Financial Group, Inc. incorporated herein by reference to Exhibit No. 10.3 to Form 8-K of Registrant dated December 19, 1995.

10.39Credit  Agreement  dated as of  December  11,  1995 by and  among  Insignia
     Financial Group, Inc. as Borrower, the Lenders referred to therein, First Union National Bank of South Carolina as Administrative Agent and Lehman Commercial Paper, Inc. as Syndication Agent incorporated herein by reference to Exhibit No. 10.1 to Form 8-K of Registrant dated January 29, 1996.

10.40Form of Indemnification  Agreement by and between Insignia Financial Group,
     Inc. and each of its Directors  and Executive  Officers as of May 25, 1995.
     (vii)

10.41Agreement made and entered into as of the 16th day of August 1995, by and among Insignia Financial Group, Inc., Insignia Management Group, L.P., Pamela W. Gleichman, Gleichman & Company, Inc., Housing/State of the Art, Inc., and Franklin Oxford Associates. (vii)

10.42First Amendment to Agreement made and entered into as of the 16th day of August 1995 by and among Insignia, IMG and Sellers. (vii)

10.43Amended and Restated  Promissory Note dated as of December 14, 1994 wherein
     Gleichman & Company promises to pay Insignia the principal amount of $428,312.74. (vii)

10.44Management Rights Agreement made and entered into as of the 15th day of September 1995 by and among Insignia Financial Group, Inc., Insignia Management Group, L.P., PropSys, Compass Ventures, Inc., Stephen L. Griswold and Lee F. Griswold. (vii)

10.451995 Registration Right Agreement dated as of May 1, 1995 by and among Insignia Financial Group, Inc. and The D & S Grant Revocable Trust. (vii)

10.461995 Registration Right Agreement dated as of May 1, 1995 by and among Insignia Financial Group, Inc. and The J & P O'Donnell Revocable Trust.
     (vii)

10.471995 Registration Right Agreement dated as of May 1, 1995 by and among Insignia Financial Group, Inc. and Douglas C. Neff. (vii)

10.481995 Registration Right Agreement dated as of May 1, 1995 by and among Insignia Financial Group, Inc. and The J & C Westling Revocable Trust.
     (vii)

10.491995 Registration Right Agreement dated as of May 1, 1995 by and among Insignia Financial Group, Inc. and John G. Combs. (vii)

10.50Registration Rights Agreement dated as of May 10, 1995 by and between Insignia Financial Group, Inc. and APTS Partners, L.P. regarding the warrant to purchase 300,000 shares of Insignia Financial Group, Inc. Class A Common Stock. (vii)

10.51Registration Rights Agreement dated as of May 10, 1995 by and between Insignia Financial Group, Inc. and APTS Partners, L.P. regarding the warrant to purchase 137,500 shares of Insignia Financial Group, Inc. Class A Common Stock. (vii)

10.52Amended and  Restated  Registration  Rights  Agreement  dated as of May 10,
     1995 by and between James A. Aston and Insignia Financial Group, Inc. (vii)

10.53Amended and  Restated  Registration  Rights  Agreement  dated as of May 10,
     1995 by and between Frank M. Garrison and Insignia  Financial  Group,  Inc.
     (vii)

10.54Amended and  Restated  Registration  Rights  Agreement  dated as of May 10,
     1995 by and between Jeffrey L. Goldberg and Insignia  Financial Group, Inc.
     (vii)

10.55Amended and  Restated  Registration  Rights  Agreement  dated as of May 10,
     1995 by and between  John F.  Jacques and Insignia  Financial  Group,  Inc.
     (vii)

10.56Amended and  Restated  Registration  Rights  Agreement  dated as of May 10,
     1995 by and between Ronald Uretta and Insignia Financial Group, Inc. (vii)

10.57Stock Purchase Agreement made as of the 28th day of June 1995 by and between Farallon Capital Partners, L.P. and M-VI Limited Liability Company.
     (vii)

10.58Stock Purchase Agreement made as of the 28th day of June 1995 by and between Farallon Capital Institutional Partners, L.P. and M-VI Limited Liability Company. (vii)

10.59Stock Purchase Agreement made as of the 28th day of June 1995 by and between Farallon Capital Institutional Partners II, L.P. and M-VI Limited Liability Company. (vii)

10.60Stock Purchase Agreement made as of the 28th day of June 1995 by and between Tinicum Partners, L.P. and M-VI Limited Liability Company. (vii)

10.61Registration  Rights  Agreement  made as of June 28, 1995 between  Insignia
     Financial Group, Inc. and Farallon Capital Partners, L.P. (vii)

10.62Registration  Rights  Agreement  made as of June 28, 1995 between  Insignia
     Financial Group,  Inc. and Farallon Capital  Institutional  Partners,  L.P.
     (vii)

10.63Registration  Rights  Agreement  made as of June 28, 1995 between  Insignia
     Financial Group, Inc. and Farallon Capital Institutional  Partners II, L.P.
     (vii)

10.64Registration  Rights  Agreement  made as of June 28, 1995 between  Insignia
     Financial Group, Inc. and Tinicum Partners, L.P. (vii)

10.65Stock  Purchase  Agreement  made as of June 28,  1995 by and  between  APTS
     Partners IV-AB, L.P. and M-VI Limited Liability Company. (vii)

10.66Registration  Rights  Agreement  made as of June 28, 1995 between  Insignia
     Financial Group, Inc. and APTS IV-AB, L.P. (vii)

10.67Stock Purchase  Agreement made as of June 28, 1995 by and between Blackacre
     Capital Group, L.P. and M-VI Limited Liability Company. (vii)

10.68Registration  Rights  Agreement  made as of June 28, 1995 between  Insignia
     Financial Group, Inc. and Blackacre Capital Group, L.P. (vii)

10.69Note Purchase Agreement made as of the 7th day of June 1995 by and among APTS Partners III, L.P., Gordon Investments, Inc. and Insignia Financial Group, Inc. (vii)

10.70Registration  Rights  Agreement  dated as of June 7, 1995 between  Insignia
     Financial Group, Inc. and APTS Partners III, L.P. (vii)

10.71Separation  Agreement  dated as of April 20, 1995 by and between  Marvin H.
     Chudnoff and Insignia Financial Group, Inc. (vii)

10.72Employment  Agreement  dated as of July 20,  1995 by and  between  Insignia
     Financial Group, Inc. and Thomas R. Shuler. (vii)

10.73Amendment No. 1 dated as of February 19, 1996 to the Employment Agreement by and between Insignia Financial Group, Inc. and Thomas R. Shuler. (vii)

10.74Amendment No. 1 dated as of April 1, 1995 to the Employment Agreement by and between Insignia Financial Group, Inc. and James A. Aston. (vii)

10.75Amendment No. 1 dated as of June 20, 1995 to the Employment Agreement by and between Insignia Financial Group, Inc. and Andrew L. Farkas. (vii)

10.76Amendment No. 1 dated as of April 1, 1995 to the Employment Agreement by and between Insignia Financial Group, Inc. and Frank M. Garrison. (vii)

10.77Amendment No. 1 dated as of April 1, 1995 to the Employment Agreement by and between Insignia Financial Group, Inc. and John F. Jacques. (vii)

10.78Amendment No. 1 dated as of April 1, 1995 to the Employment Agreement by and between Insignia Financial Group, Inc. and Ronald Uretta. (vii)

10.79Registration Rights Agreement dated as of December 5, 1995 by and between Insignia Financial Group, Inc. and APTS V, L.L.C. (vii)

10.80Assignment  and  Consent  Agreement  dated as of  December  15, 1995 by and among APTS Partners IV-AB, L.P., Blackacre Capital Group, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Partners, L.P., Tinicum Partners, L.P., Cerberus Partners, L.P., Ultra Cerberus Ltd., Pequod Investments, L.P., Cerberus International Ltd. of Stockholders Agreement dated as of May 27, 1992 by and among Metropolitan Acquisition Partners IV, L.P., Metropolitan Acquisition Partners V, L.P., Andrew L. Farkas, M-VI Limited Liability Company and Insignia Financial Group, Inc. (vii)

10.81Assignment and Consent Agreement dated as of December 15, 1995 by and among Metropolitan Acquisition Partners IV, L.P., Insignia Financial Group, Inc., Andrew L. Farkas, Charterhouse Equity Partners, L.P., Northern & Midland Nominees Limited and M-VI Limited Liability Company. (vii)

10.82Settlement   Agreement   by  and  between  IAP  GP   Corporation,   MAE  GP
     Corporation, Insignia Financial Group, Inc., Angeles Acceptance Directives, Inc., Angeles Realty Corporation, Angeles Realty Corporation II, Angeles Securitization Corporation, Angeles Corporation, Angeles Real Estate Corporation and the Official Committee of Creditors Holding Unsecured Claims in the Chapter 11 case of Angeles Corporation. (vii)

10.83Stock Purchase  Agreement by and among  Insignia  Commercial  Group,  Inc.,
     Insignia Financial Group, Inc., Insignia Commercial Group West, Inc., O'Donnell Property Services, Inc., John D. O'Donnell, Donald S. Grant, Douglas C. Neff, James R. Westling, The J & P O'Donnell Revocable Trust, The D & S Grant Revocable Trust, The J & C Westling Revocable Trust dated as of March 30, 1995. (vii)

10.84Amendment No. 2 dated as of March 1, 1996 to the Employment Agreement by and between Insignia Financial Group, Inc. and Andrew L. Farkas.

10.85Amendment No. 2 dated as of February 20, 1996 to the Employment Agreement by and between Insignia Financial Group, Inc. and James A. Aston.

10.86Amendment No. 2 dated as of February 20, 1996 to the Employment Agreement by and between Insignia Financial Group, Inc. and Frank M. Garrison.

10.87Employment  Agreement  dated as of January 1, 1996 by and between  Insignia
     Financial Group, Inc. and John K. Lines.

10.88Amended  and  Restated   Employment   Agreement  by  and  between  Insignia
     Financial Group, Inc. and John F. Jacques dated as of December 19, 1996.

10.89Amendment No. 2 dated as of February 20, 1996 to the Employment Agreement by and between Insignia Financial Group, Inc. and Ronald Uretta.

10.90Purchase   Agreement  dated  as  of  December  31,  1996  between  GSSW-REO
     Ownership Corporation, GSSW Limited Partnership and Southwest Associates, L.P. with respect to all of the General Partnership and Limited Partnership Interests of Certain Limited Partnerships.

10.91Agreement of Limited Partnership of Southwest Associates, L.P. dated as of the 31st day of December 1996.

10.92Registration  Rights  Agreement,  dated  November 1, 1996,  among  Insignia
     Financing I, and Insignia Financial Group, Inc. and Lehman Brothers, Inc., Dillon, Read & Co., Inc. Goldman, Sachs & Co., and A.G. Edwards & Sons, Inc., as Initial Purchasers incorporated herein by reference to Exhibit
     10.1 to Form S-3 of Registrant filed on December 10, 1996.

10.93Asset  and  Stock  Purchase  Agreement  dated  as of June  17,  1996  among
     Insignia Financial Group, Inc., Insignia Buyer Corporation, Edward S. Gordon Company Incorporated, Edward S. Gordon Company of New Jersey, Inc. and Edward S. Gordon incorporated herein by reference to Exhibit 2.1 of Form 8-K of Registrant dated July 1, 1996.

10.94Employment  Agreement  dated  as of June  17,  1996 by and  among  Insignia
     Financial Group, Inc., Insignia Buyer Corporation and Edward S. Gordon incorporated herein by reference to Exhibit 10.2 of Form 8-K of Registrant dated July 1, 1996.

10.95Employment  Agreement  dated  as of June  17,  1996 by and  among  Insignia
     Financial Group, Inc., Insignia Buyer Corporation and Anthony M. Saytanides incorporated herein by reference to Exhibit 10.3 of Form 8-K of Registrant dated July 1, 1996.

10.96Employment  Agreement  dated  as of June  17,  1996 by and  among  Insignia
     Financial Group, Inc., Insignia Buyer Corporation and Stephen B. Siegel incorporated herein by reference to Exhibit 10.4 of Form 8-K of Registrant dated July 1, 1996.

10.97Agreement  dated  as of May 31,  1996  among  Paragon  Group,  L.P.,  Texas
     Paragon Management Partners, L.P., Paragon Group Property Services, Inc. and Insignia Commercial Group, Inc. incorporated herein by reference to
     Exhibit 10.1 of Form 8-K of Registrant dated July 1, 1996.

11.  Statement re: Computation of Per Share Earnings.

21.  List of Subsidiaries.

23. Consent of Independent Auditors to Registration Statement on Form S-8 of Insignia 1992 Stock Incentive Plan.

27.  Financial Data Schedule

(i) Filed as an exhibit to Registration Statement on Form S-4 of Insignia Financial Group, Inc. (then MetSouth Financial Corporation), Registration No. 33-38094, on December 7, 1990, and incorporated herein by reference.

(ii) Filed as an Exhibit to Annual Report on Form 10-K of Insignia Financial Group, Inc., for the year ended December 31, 1990 on September 27, 1991 and incorporated herein by reference.

(iii)Filed as an Exhibit to Annual Report on Form 10-K of Insignia Financial Group, Inc. for the year ended December 31, 1991, and incorporated herein by reference.

(iv) Filed as an Exhibit to Registration Statement on Form S-1 of Insignia Financial Group, Inc., Registration No. 33-67486, on October 13, 1993 and incorporated herein by reference.

(v) Filed as an Exhibit to Annual Report on Form 10-K of Insignia Financial Group, Inc. for the year ended December 31, 1993, and incorporated herein by reference.

(vi) Filed as an Exhibit to Annual Report on Form 10-K of Insignia Financial Group, Inc. for the year ended December 31, 1994, and incorporated herein by reference.

(vii)Filed as an Exhibit to Annual Report on Form 10-K of Insignia Financial Group, Inc. for the year ended December 31, 1995, and incorporated herein by reference.