Form 10-Q
period 1997-03-31
INSIGNIA FINANCIAL GROUP INC
filed 1997-05-15
CIK 870480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934


                       For the period ended March 31, 1997


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

As of March 31, 1997, there were outstanding 29,048,643 shares of Class A Common Stock.

                 INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES



                                    FORM 10-Q


                      QUARTERLY PERIOD ENDED MARCH 31, 1997



                                      INDEX

                                                                      Page No.

PART I            FINANCIAL INFORMATION:

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Statements of Income for the
           three months ended March 31, 1997 and 1996                     2

           Condensed Consolidated Balance Sheets as of
           March 31, 1997 and December 31, 1996                           3

           Condensed Consolidated Statements of Cash Flow
           for the three months ended March 31, 1997 and 1996             4

           Notes to Condensed Consolidated Financial Statements       5 - 7


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              8 - 11


PART II    OTHER INFORMATION:

Item 1.    Legal Proceedings                                              12

Item 6.    Exhibits and Reports on Form 8-K                               12


           SIGNATURES                                                     13


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

a)   Income Statement

                 INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Thousands of Dollars, except share and per share data)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                     1997           1996
Revenues
   Fee based services                                               $65,066       $36,837
   Interest                                                             734           919
   Other                                                                529           587
   Apartment property                                                 1,583         1,878
                                                                     67,912        40,221

Costs and Expenses
   Fee based services                                                51,717        26,552
  Administrative                                                      2,282         2,305
   Apartment property                                                   732         1,028
   Interest                                                           1,633         2,904
   Apartment property interest                                          372           407
   Depreciation and amortization                                      7,086         4,588
   Apartment property depreciation                                      239           269
                                                                     64,061        38,053

Equity earnings - limited partnership interests                       3,067         1,454

Minority interests in consolidated subsidiaries                      (3,578)         (202)

Income before income taxes                                            3,340         3,420

   Provision for income taxes                                         1,336         1,300

Net income                                                         $  2,004       $ 2,120

Earnings per common share                                          $    .06     $     .07


Weighted average common shares outstanding and
   dilutive common stock equivalents                             32,753,677     28,817,788





See Notes to Condensed Consolidated Financial Statements.


b)   Balance Sheet

                 INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, except share data)


                                                                                         March 31,     December 31,
                                                                                            1997           1996
                                                                                        (Unaudited)

Assets
   Cash and cash equivalents                                                            $  69,821      $  54,614
   Receivables                                                                             52,455         46,040
   Property and equipment                                                                  12,195         12,083
   Investments in real estate limited partnerships and other securities                   127,099        150,863
   Apartment property                                                                      21,957         22,125
   Property management contracts                                                          116,096        122,915
   Costs in excess of net assets of acquired businesses                                    77,044         75,627
   Other assets                                                                            10,142          8,135
     Total assets                                                                        $486,809       $492,402

Liabilities and Stockholders' Equity
   Liabilities:
     Accounts payable                                                                   $   2,417    $     1,711
     Commissions payable                                                                   18,264         18,736
     Accrued and sundry liabilities                                                        32,186         40,741
     Notes payable                                                                         49,605         49,840
     Non-recourse mortgage note payable                                                    19,300         19,300
Total liabilities                                                                         121,772        130,328

Company-obligated mandatorily redeemable convertible
   preferred securities of a subsidiary trust holding
   solely debt securities of the Company                                                  143,943        144,169

Stockholders' Equity:
   Common stock, class A, par value $.01 per share - authorized
     50,000,000 shares, issued and outstanding 29,048,643 (1997)
     and 28,857,097 (1996) shares                                                             290            289
   Additional paid-in capital                                                             190,841        189,657
   Retained earnings                                                                       29,963         27,959
Total stockholders' equity                                                                221,094        217,905

Total liabilities and stockholders' equity                                               $486,809       $492,402



NOTE:    The Balance  Sheet at December 31, 1996 has been derived from the audited  financial  statements  at that date but does not include all the information and footnotes  required by generally accepted  accounting  principles for complete financial statements.



See Notes to Condensed Consolidated Financial Statements.


c)   Statement of Cash Flow

                                    INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (Thousands of Dollars)
                                                      (Unaudited)
                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                         1997              1996
Operating Activities
   Net income                                                                       $    2,004          $  2,120
   Adjustments to reconcile net income to net cash
   provided by operations:
     Depreciation and amortization                                                       7,086             4,588
     Apartment property depreciation                                                       239               269
     Equity in earnings of partnerships                                                 (3,067)           (1,454)
     Minority interest in consolidated subsidiaries                                      3,578               202
     Changes in operating assets and liabilities:
       Accounts receivable                                                              (4,478)           (1,009)
       Other assets                                                                     (1,258)               79
       Accrued compensation                                                             (6,647)           (4,316)
       Deferred income taxes                                                                --            11,742
       Accounts payable and accrued expenses                                              (173)            6,370
       Commissions payable                                                                (472)               --
   Net cash (used in) provided by operating activities                                  (3,188)           18,591
Investing activities
   Increase in restricted cash                                                                 --         (1,172)
   Additions to property and equipment, net                                               (772)             (971)
   Payments made for acquisition of management contracts
     and acquired businesses                                                            (2,990)          (43,785)
   Proceeds from Balcor dispositions                                                     2,149                --
   Purchase of real estate limited partnership interests                                (1,698)          (68,108)
   Distributions from partnerships                                                      28,329             4,978
   Advances made under note agreements                                                  (2,886)              (90)
   Investment in apartment property, net of acquired cash                                   --            (9,421)
   Collections on notes receivable                                                         375            14,780
     Net cash provided by (used in) investing activities                                22,507          (103,789)
Financing activities
   Proceeds from issuance of common stock of subsidiary                                    110                --
   Payments on notes payable                                                              (445)             (396)
   Payments on non-recourse mortgage notes                                                  --              (136)
   Payment of dividends on trust based convertible preferred securities                 (2,429)               --
   Proceeds from exercise of stock options                                               1,185               944
   Proceeds from notes payable                                                              --            90,046
   Investments made by minority interests                                                   --             2,301
   Distributions made to minority interests                                             (1,581)             (432)
   Debt and stock issuance costs                                                          (952)             (110)
     Net cash (used in) provided by financing activities                                (4,112)           92,217
Increase in cash and cash equivalents                                                   15,207             7,019
Cash and cash equivalents at beginning of period                                        54,614            49,846
Cash and cash equivalents at end of period                                           $  69,821         $  56,865


See Notes to Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Insignia Financial Group, Inc. (the "Company" or "Insignia") is a Delaware corporation incorporated in July 1990. The Company is a fully integrated real estate services company specializing in the ownership and operation of securitized real estate assets throughout the United States. As a full service real estate management organization, Insignia performs property management, asset management, investor services, partnership accounting, real estate investment banking and real estate brokerage services for various types of property owners.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

3. The calculation of earnings per common share is based on the weighted average number of shares of common stock outstanding during the year and common stock equivalents of dilutive common stock options and warrants. See
     Exhibit 11 for the calculations of primary and fully diluted earnings per share and the applicable adjustments to net income.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share. FAS 128, which is required to be adopted on December 31, 1997, will change the method currently used to compute earnings per share. Under the new requirements, the current primary earnings per share will be replaced by basic earnings per share, which excludes all dilutive common stock equivalents. The impact is expected to result in an increase in earnings per share of $.01 for the quarters ended March 31, 1997 and March 31, 1996, respectively. The impact of FAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

4. The following is a summary of the Company's material contingencies as of March 31, 1997:

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

     On December 18, 1996 the court issued a decision granting Insignia's motion to dismiss. By order dated January 7, 1997 the court dismissed the second amended and consolidated class action complaint with prejudice. Plaintiffs filed a notice of appeal in the Dee action on February 14, 1997.

     The Company understands that the United States Department of Housing and Urban Development ("HUD") has filed a civil lawsuit against one of the third party, unaffiliated owners of affordable housing to which the Company provides management services. The complaint alleges that the owner, Associated Financial Corporation ("AFC") of Los Angeles, California, whose chairman is A. Bruce Rozet, had improperly received monies from 17 properties managed by the Company over a period of approximately six years. The allegations include statutory violations which could, if proven, give rise to double and treble damages as well as civil penalties for false filings. The Company was not named as a defendant in the suit. The Company has no ownership interest in any of the properties or partnerships that are the subject of the complaint and is not affiliated with AFC. The Company has managed approximately 75 properties (approximately 8,600 units) for AFC since 1991 when the Company succeeded to the existing management contract portfolio as part of its acquisition of substantially all of the assets of U.S. Shelter Corporation. The Company believes that it earns approximately $1.6 million per year in EBITDA from the management of the entire portfolio of AFC properties. HUD has stated that the payments to AFC from 1990 - April 1995 at issue aggregate nearly $5 million.

     The Company has received assurances over the course of the past several years that its activities were in compliance with laws and regulations applicable to the Company's role as property manager. The Company does not believe the matters at issue will have a material adverse effect on its financial condition. Moreover, in connection with the Company's acquisition of materially all the assets of U.S. Shelter Corporation, the Company received certain representations, warranties and indemnities from the seller which included the propriety of the subject contract. The Company has given notice to the seller that the Company intends to seek indemnification for this matter should the Company incur any loss, damage or expense related thereto. The Company cannot predict whether or not the seller will contest such indemnification.

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

     Balcor announced in the second quarter of 1996 its intention to sell a large portion of the properties covered by these management contracts. The Company entered into an agreement with Balcor whereby an advisory fee would be paid to the Company based on the property sales for services rendered in the sales transactions. The Advisory Agreements have terms of one year and the fees range from .75% to 1.25% of the sales price of the property. The fees are and will continue to be paid in cash after the close of each transaction. Presently, all unamortized management contract costs associated with the completed property sales have been fully recovered. Management believes that the unamortized purchase price relating to properties managed for Balcor properly reflects the asset value and that no impairment exists.

6.   Acquisition of  Rostenberg-Doern  Company,  Inc. and HMB Property Services,
     Inc.

     In the first quarter of 1997, the Company completed the purchase of two commercial brokerage and property management companies. Both were acquired on February 28, 1997. The aggregate purchase price paid for these businesses was $2.9 million consisting of approximately $700,000 in management contract rights, $2.2 million of cost in excess of assets acquired and $40,000 for purchased capital items. Assuming certain qualified revenue requirements are met, contingent payments up to approximately $1.3 million could be paid to the sellers in relation to the Rostenberg acquisition. These acquisitions are collectively and individually insignificant to the Company under the provisions of Regulation S-X, therefore, pro forma disclosures are not required.

7.   Amended and Restated Credit Agreement.

     In the first quarter of 1997, the Company completed the renegotiation of an amendment to its revolving credit facility, increasing the credit limit from $200 million to $275 million. The amended revolving credit facility involves a syndicate of 14 national and international financial institutions. The Company currently has $43 million outstanding under the credit facility.

8.   Trust Based Convertible Preferred Securities

     In November 1996, Insignia Financing I, a Delaware trust and a wholly owned subsidiary of the Company (the "Trust"), issued and sold 2,990,000 shares of Trust Based Convertible Preferred Securities (the "Securities") with an aggregate liquidation amount of $149.5 million, sold pursuant to exemptions under the Securities Act of 1933, as amended, and the rules thereunder. All of the outstanding common Securities of the Trust are owned by the Company. The sole asset of the Trust is the $154.1 million principal amount of 6.5% convertible subordinated debentures of the Company due September 30, 2016. The Company has certain obligations relating to the Securities which amount to a full and unconditional guarantee of the Trust's obligations under the Securities. The debentures issued and the common securities purchased by the Company are eliminated in the balance sheet. The Securities bear interest at the rate of 6.5% per annum, with quarterly distributions payable in arrears. The Company has the option to defer interest payments from time to time, not to exceed 20 consecutive quarters. The Company's first quarter distribution of approximately $2.4 million was made on March 31, 1997, and is reflected in minority interests in the consolidated statements. The Securities are convertible into the Company's Class A Common Stock at $26.50 per share beginning 60 days after the Securities first issuance date through September 30, 2016, or upon the Company's option to redeem the Securities after November 1, 1999. The Securities are structured such that the distributions are tax deductible to the Company.

9. During the first three months of 1997, the Company had the following changes in the equity accounts:

     a) Exercise of 141,546 stock options and 50,000 warrants representing 191,546 shares of Class A Common Stock at exercise prices ranging from $1.88 to $13.69 per share.

     b)   Net income of $2,004,000 for the three months ended March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     The Company posted strong results for the first quarter of 1997, with net EBITDA increasing 46% from $9.9 million in the first quarter of 1996 to $14.4 million for the first quarter of 1997. The Company uses Net EBITDA as a primary indicator of financial performance. Net EBITDA is defined as earnings before interest, taxes, depreciation and amortization ("EBITDA") combined with funds from operations ("FFO") less interest expense and earnings allocable to preferred securities. Additionally, EBITDA for the service company increased 30% from $9.5 million to $12.3 million while FFO increased 80% from $3.4 million to $6.1 million for the first quarter of 1997.

     The Company closed two acquisitions in the first quarter of 1997. HMB Property Services, Inc. ("HMB") and Rostenberg-Doern Company, Inc. ("Rostenberg") were purchased on February 28, 1997 for an approximate aggregate purchase price of $2.9 million with approximately $700,000 allocated to management contracts, $2.2 million allocated to costs in excess of assets acquired representing client relationships and $40,000 for purchased capital assets. HMB and Rostenberg added approximately 2.4 million square feet to the existing commercial portfolio. These acquisitions bring the total number of properties managed at March 31, 1997, to approximately 2,500 with total commercial square feet of approximately 137.2 million and the total number of residential units managed to approximately 255,000. The acquisition purchase prices were paid with cash currently on hand. These acquisitions had little or no impact on the operating results for first quarter of 1997. Assuming certain qualified revenue requirements are met, contingent payments up to approximately $1.3 million could be paid to the sellers in relation to the Rostenberg acquisition.

     Cash and cash equivalents increased in the first quarter of 1997 by $15.2 million from the end of 1996. The increased cash holdings is due to distributions received of approximately $12.2 million from Insignia Properties Trust ("IPT") and other limited partnership interests, in the first quarter of 1997 as well as $16.1 million received from a real estate co-investment representing the Company's portion of refinancing proceeds distributed to the owners. Increased acquisition activity, income tax payments and accrued compensation payments offset the cash distributions received from the Company's investments in real estate limited partnerships and other securities. The increase in the Company's cash position has enabled much of the acquisition funding to be made with cash on hand as opposed to drawing on the Company's recently increased revolving credit facility.

     Receivables increased 14% from $46 million at December 31, 1996 to $52.5 million at March 31, 1997. The increase is primarily due to increased leasing activity transactions which are to be collected at future dates as defined in the terms of the individual brokerage agreements.

     FFO attributable to real estate investments increased 80% to $6.1 million for the first quarter of 1997. FFO from investments in those limited partnerships now included in IPT increased 53% to $5.2 million, while FFO from co-investment ventures was $928,000 for the first quarter of 1997. A refinancing of one of the Company's co-investment deals occurred on February 28, 1997. Had the refinancing occurred on January 1, 1997, FFO results from the co-investment venture would have decreased by $268,000. The Company's co-investment program involves the co-investing by Insignia in the equity of real properties acquired by its third party institutional customers. In connection with this program, the Company generally receives its pro-rata share of income, a promoted equity interest, and servicing rights relative to the assets throughout the holding period. A significant portion of IPT's FFO growth was attributable to acquisition growth, including the NPI acquisition in late January 1996 and additional purchases of interests in the partnerships during 1996. However, comparable property growth was 23%, as 5% revenue growth along with flat operating expenses permitted NOI growth of 9%. Major maintenance expense on the properties owned by the partnerships declined in the first quarter 1997. Insignia believes that future revenue growth may be hampered by more competitive markets with lower occupancies and increased concessions, particularly in southeastern markets.

     The Company's investments in real estate limited partnerships and other securities decreased $24 million. This represents a decrease of 16% from December 31, 1996. The decrease is a direct result of distributions received from the partnerships in which the Company holds limited partnership interests through IPT, co-investments and other limited partnership interests.

     Management contracts decreased by $6.8 million from $122.9 million at December 31, 1996 to $116.1 million at March 31, 1997, representing a 6% decrease. The decrease in the first quarter of 1997 is due to the amortization of management contracts. Even though there were several acquisitions in the first quarter of 1997, the assets acquired were primarily purchased goodwill representing client relationships as opposed to management contracts.

     The change in accrued and sundry liabilities primarily relates to the first quarter payment of bonuses and income taxes accrued at December 31, 1996, as well as the continued payments of acquisition liabilities. Accrued and sundry liabilities decreased $8.6 million, a 21% decrease from the end of 1996.

Results of Operations

     All major components of operational results for the first quarter showed large increases over the first quarter of 1996 primarily due to acquisitions that have closed over the past twelve months as well as new business ventures. Even though the recent acquisitions have not materially impacted results, Net EBITDA increased 46% over the first quarter of 1996. Net EBITDA per common share increased 29% to $.44. EBITDA increased 30% to $12.3 million while FFO increased 80% to $6.1 million. Financial expenses, including interest and trust based preferred dividends increased 35% to $4.1 million.

     Total revenue increased $27.7 million, a 69% increase over 1996. Total fee based service revenue increased by $28 million, a 77% increase over 1996. The increase was primarily in the commercial segment of the Company due to the ESG and Paragon acquisitions which occurred on June 30, 1996. In addition to the growth from acquisitions since the first quarter of 1996, both the residential and commercial groups set records for new management assignments from third party owners during the first quarter of 1997 gaining approximately 6200 units and 7.1 million square feet from new business.

     Interest income decreased $185,000 or 20% from March 31, 1996 as compared to the same period in 1997. This variance is primarily due to a note receivable held for a small portion of the first quarter of 1996 in relation to the NPI acquisition. The note was repaid in January 1996 with $130,000 of interest income recorded in the first quarter of 1996. No comparable note exists in 1997.

     Revenue from apartment property has decreased $295,000 or 16% from March 31, 1996 as compared to the same period in 1997. The decrease correlates directly to the sale of a property since the first quarter of 1996 that contributed to this type of revenue. In 1997, apartment property operations reflect one property as opposed to two in 1996.

     Fee based service expenses increased 95% or $25.2 million in the first quarter of 1997 as compared to the first quarter of 1996. As with the fee based service revenues, fee based service expenses increased in the commercial segment of the Company as a direct result of the commercial acquisitions that have occurred since the first quarter of 1996. Other segments of the Company experienced little change in expense levels from the first quarter of 1996.

     Administrative expenses remained constant in the first quarter of 1997 as compared to the same quarter of 1996. The Company's ability to efficiently absorb acquisitions into its existing administrative and corporate infrastructure is responsible for the steady expense level.

     Interest expense decreased 44% or $1.3 million in the first quarter of 1997 as compared to the first quarter of 1996. This decrease correlates directly to the reduction in borrowing from $123.1 million at March 31, 1996 to $49.6 million at March 31, 1997.

     Apartment property expense, interest and depreciation all decreased in the first quarter of 1997 as compared to the first quarter of 1996. The reduction relates primarily to the sale of one of the properties in 1996. In the first quarter of 1997, apartment property operations reflect one property as opposed to two.

     Depreciation and amortization increased $2.5 million in the first quarter of 1997 as compared to the same time period in 1996, representing a 54% increase. The increase is directly related to the growth in the Company since the first quarter of 1996. With the acquisitions occurring after March 31, 1996, the increase in amortizable assets has caused the corresponding increase in depreciation and amortization expense.

     Equity earnings for the first three months ended March 31, 1997 reflects an increase of $1.6 million, a 111% change, as compared to the three months ended March 31, 1996. The increase is primarily due to: 1) equity earnings from the investments in co-investments; 2) the prorated ownership of National Properties Investors partnerships in 1996 compared to the full ownership in 1997 due to the purchase of NPI occurring in the first quarter of 1996 and 3) the improved results of the partnerships as discussed in the Financial Condition section on FFO above.

     Minority interests in consolidated subsidiaries increased $3.4 million from 1996 to 1997. Minority interest as of March 31, 1997 consists of dividends of $2.4 million on trust based convertible preferred securities and $1.2 million in charges resulting from distributions made by majority owned subsidiaries to the holders of minority equity interests (which caused the minority owner to then have negative equity). Generally accepted accounting principles requires such charges to be taken by the majority owner on the presumption that the negative equity of the minority owner on an historical book value basis cannot be recovered by the majority owner.

     The income tax provision increased 3% primarily due to an increase in the effective tax rate from 38% to 40% because of changes in assets acquired and their tax bases as determined by the structure of the purchase agreements for acquisitions closed in the past twelve months and higher state tax rates where these acquisitions occured.

     Primarily as a result of the foregoing, net income stayed relatively flat for the first quarter of 1997 as compared to 1996.

Liquidity and Capital Resources

     The Company has several sources available for capital, primarily cash generated from operations, distributions from IPT and partnerships and available credit from the recently renegotiated $275 million revolving credit facility. The renegotiated credit facility not only increased the cash sources available to the Company by $75 million, but also reduced associated fees. At March 31, 1997, there was $43 million outstanding under the facility. As a result of the Company's ability to generate cash from operations, and such additional sources the cash balances grew from $54.6 million at December 31, 1996 to $69.8 million at March 31, 1997. The Company uses net EBITDA as an indicator of its working capital generated from operations. Net EBITDA increased 46% from $9.9 million for the first quarter of 1996 to $14.4 million for the first quarter of 1997. The chart specifically identifies the sources of net EBITDA and how the numbers for the two quarters are derived.

                                                       Three Months Ended
                                                           March 31,
                                                      1997         1996
                                                    (Thousands of dollars)
         Fee based services revenues                 $65,066       $36,837
         Interest                                        734           919
         Other                                           529           587
                                                     $66,329       $38,343
         Fee based services expenses                  51,717        26,552
         Administrative and other                      2,282         2,305
         EBITDA - service company                    $12,330      $  9,486
         FFO
           Insignia Properties Trust                   5,179         3,387
           Co-investments                                928            --
         Total FFO                                     6,107         3,387
         Combined EBITDA and FFO                      18,437        12,873
         Interest expense                             (1,633)       (2,904)
         Preferred dividend                           (2,429)         (108)
         Net EBITDA                                  $14,375      $  9,861

     With the working capital generated through the operations of the Company and the availability under the revolving credit facility, the Company feels its capital resources are adequate. The Company's funding needs are reassessed as acquisitions are identified and pursued.

Subsequent Events

Acquisitions

     The Company has closed two acquisitions since the end of the first quarter of 1997. The purchase of Frain, Camins and Schwartzchild ("FC&S") closed on April 1, 1997 while certain management rights were acquired from The Related Group of Florida ("RTF") on April 29, 1997. The aggregate purchase price for these acquisitions was approximately $14 million allocated to management contracts, cost in excess of assets acquired and capital assets. The acquisitions were financed with notes aggregating approximately $8.5 million with the remainder paid from cash on hand. Assuming certain qualified revenue requirements are met, a maximum of $4.5 million could be paid to the sellers of FC&S over a three year period. The acquisitions increase the Company's commercial portfolio by more than 12 million square feet and the residential portfolio by approximately 10,300 units.

Business Combination

     On April 3, 1997, Insignia and Angeles Mortgage Investment Trust ("AMIT") entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). It is anticipated that the resulting combined entity would be owned approximately 82% by Insignia and its affiliates and 18% by the pre-combination AMIT shareholders, of which 16% are affiliates of Insignia. The proposed transaction is contingent upon, among other things, satisfactory review of the business, operations, properties and assets of AMIT and IPT, the negotiation and execution of definitive agreements and the approval of the proposed transaction by the trustees and shareholders of each of AMIT and IPT.

Stock Repricing and Related Amendments

     On April 18, 1997, the Company approved the repricing of 818,750 employee stock options with exercise prices in excess of the closing stock price of $17.50. On April 30, 1997, the Company approved amendments to the Certificate of Incorporation, as amended, authorizing 50,000,000 additional shares of Class A Common Stock, par value $0.01 per share, and to the 1992 Stock Incentive Plan increasing the aggregate number of shares of Common Stock authorized from 4,666,666 to 5,250,000.

Other

     Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 4 in Notes to Condensed Consolidated Financial Statements, Part I, Item 1, of Form 10-Q for March 31, 1997 for the details on outstanding issues. Also, see Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed in the first quarter of fiscal year 1997:

     1. Form 8-K dated January 15, 1997 and filed January 15, 1997 disclosing the acquisition of 25 multifamily residential properties by a 25% owned affiliate of the Registrant.

     2.   Form 8-K  dated  March 5,  1997 and  filed  March 5,  1997  disclosing
          Registrant's  earnings  for the year ended  December  31, 1996 on Form
          10-K.

     3. Form 8-K dated March 28, 1997 and filed March 28, 1997 disclosing Registrant's acquisition of Rostenberg-Doern Company, Inc. and HMB Property Services, Inc.

     4. Form 8-K dated March 31, 1997 and filed March 31, 1997 disclosing Registrant's completion of an amendment to its revolving credit facility, increasing the credit limit from $200 million to $275 million.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                 INSIGNIA FINANCIAL GROUP, INC.



                                 by:    /s/Andrew L. Farkas
                                 --------------------------------------
                                        Andrew L. Farkas
                                        Chairman and Chief Executive Officer



                                 by:    /s/James A. Aston
                                 --------------------------------------
                                        James A. Aston
                                        Chief Financial Officer