Form 10-Q/A
period 1997-03-31
INSIGNIA FINANCIAL GROUP INC
filed 1997-05-28
CIK 870480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


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



                                    FORM 10-Q/A


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

Stock Repricing and Related Amendments


     On April 18, 1997, the Company approved the repricing of certain employee stock options issued over the prior year. The 183,750 options involved were issued primarily to new employees joining the Company through acquisitions, and no options issued to members of senior management were subject to repricing. The Company believes that this repricing is important to its employee retention and incentive programs. The repriced options have an exercise price of $17.50 per share over the five year vesting period, compared to a weighted average exercise price of $23.65 prior to the repricing. On April 30, 1997, the Company approved amendments to the Certificate of Incorporation, as amended, authorizing 50,000,000 additional shares of Class A Common Stock, par value $0.01 per share, and to the 1992 Stock Incentive Plan increasing the aggregate number of shares of Common Stock authorized from 4,666,666 to 5,250,000.


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


DATED:  May 27, 1997