Form 10-Q
period 1997-06-30
INSIGNIA FINANCIAL GROUP INC
filed 1997-08-12
CIK 870480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

                       FOR THE PERIOD ENDED JUNE 30, 1997

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

As of July 31, 1997, there were outstanding 29,165,441 shares of Class A Common Stock.





                         INSIGNIA FINANCIAL GROUP, INC.


                                   FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 1997



                                     INDEX

                                                                        Page No.

PART I      FINANCIAL INFORMATION:

      Item 1. Financial Statements (Unaudited)

              Condensed Consolidated Statements of Income for the
              three and six months ended June 30, 1997 and 1996          2

              Condensed Consolidated Balance Sheets as of
              June 30, 1997 and December 31, 1996                        3

              Condensed Consolidated Statements of Cash Flow
              for the six months ended June 30, 1997 and 1996            4

              Notes to Condensed Consolidated Financial Statements      5 - 8

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations             9 - 12


PART II          OTHER INFORMATION:

      Item 1. Legal Proceedings                                          13

      Item 4. Submission of Matters to a Vote of Security Holders        13

      Item 6. Exhibits and Reports on Form 8-K                           14


SIGNATURES                                                               15




                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

a)  Income Statement

                INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Thousands of Dollars, except share and per share data)
                                  (Unaudited)

                                                      Three Months Ended    Six Months Ended
                                                           June 30,              June 30,
                                                       1997      1996        1997      1996
REVENUES
 Fee based services                                 $83,854    $40,350    $149,276   $ 77,187
 Interest                                             1,007        669       1,741      1,588
 Other                                                  108        558         281      1,145
 Apartment property revenues                          1,646      1,521       3,229      3,399
                                                     86,615     43,098     154,527     83,319
COSTS AND EXPENSES
 Fee based services                                  67,049     28,572     118,766     55,516
 Administrative                                       1,958      1,794       4,240      3,707
 Apartment property                                     784        816       1,516      1,844
 Interest                                             1,565      3,031       3,198      5,935
 Apartment property interest                            372        325         744        732
 Depreciation and amortization                        8,218      4,893      15,304      9,481
 Apartment property depreciation                        241        224         480        493
                                                     80,187     39,655     144,248     77,708

Equity earnings - limited partnership interests         569        887       3,636      2,341

Minority interest in consolidated subsidiaries       (2,707)       (60)     (6,285)      (262)

INCOME BEFORE INCOME TAXES                            4,290      4,270       7,630      7,690

 Provision for income taxes                           1,716      1,622       3,052      2,922

NET INCOME                                          $ 2,574    $ 2,648    $  4,578   $  4,768


Net income per share                                $   .08    $   .08    $    .14   $    .15

Weighted average common shares
 outstanding and dilutive common
 stock equivalents                               32,310,291  1,238,659  32,525,228 30,023,895

See Notes to Condensed Consolidated Financial Statements.

b)  Balance Sheet

                INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Thousands of Dollars, except share data)

                                                                       June 30,      December 31,
                                                                         1997           1996
                                                                      (Unaudited)      (Note)
ASSETS
 Cash and cash equivalents                                            $  77,083      $  54,614
 Receivables                                                             58,536         46,040
 Property and equipment                                                  13,339         12,083
 Investments in real estate limited partnerships and other securities   147,824        150,863
 Apartment property                                                      21,749         22,125
 Property management contracts                                          121,654        122,915
 Costs in excess of net assets of acquired businesses                    77,279         75,627
 Other assets                                                            12,760          8,135
  Total assets                                                        $ 530,224      $ 492,402

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
  Accounts payable                                                    $   6,965      $   1,711
  Commissions payable                                                    26,937         18,736
  Accrued and sundry liabilities                                         37,725         40,741
  Notes payable                                                          39,374         49,840
  Non-recourse mortgage note payable                                     19,300         19,300
 Total liabilities                                                      130,301        130,328

Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely debt securities of
 the Company                                                            143,978        144,169

Minority interest in consolidated subsidiaries                           31,535             --

Stockholders' Equity:
 Common stock, class A, par value $.01 per share - authorized
  100,000,000 shares, issued and outstanding 29,162,541 (1997)
  and 28,857,097 (1996) shares                                              292            289
 Additional paid-in capital                                             191,581        189,657
 Retained earnings                                                       32,537         27,959
Total stockholders' equity                                              224,410        217,905

Total liabilities and stockholders' equity                            $ 530,224      $ 492,402

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


See Notes to Condensed Consolidated Financial Statements.


c)  Statement of Cash Flow

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                             1997         1996
OPERATING ACTIVITIES
 Net income                                                                $  4,578    $  4,768
 Adjustments to reconcile net income to net cash
  provided by operations:
   Depreciation and amortization                                             15,304       9,481
   Apartment property depreciation                                              480         493
   Equity in earnings of partnerships                                        (3,636)     (2,341)
   Minority interest in consolidated subsidiaries                             6,285         262
   Changes in operating assets and liabilities:
     Accounts receivable                                                     (9,222)     (1,053)
     Other assets                                                            (3,815)       (963)
     Accrued compensation                                                    (3,077)     (2,171)
     Accounts payable and accrued expenses                                    4,207       4,289
     Commissions payable                                                      8,201          --
 Net cash provided by operating activities                                   19,305      12,765

INVESTING ACTIVITIES
 Increase in restricted cash                                                     --      (1,325)
 Additions to property and equipment, net                                    (2,507)     (2,773)
 Payments made for acquisition of management contracts
  and acquired businesses                                                    (8,312)    (32,230)
 Proceeds from Balcor dispositions                                            4,069          --
 Purchase of real estate limited partnership interests                      (22,831)    (69,771)
 Distributions from partnerships                                             29,579       5,317
 Advances made under note agreements                                        (12,265)     (1,689)
 Investment in apartment property, net of acquired cash                          --      (7,789)
 Collections on notes receivable                                              1,263      15,087
  Net cash (used in) investing activities                                   (11,004)    (95,173)

FINANCING ACTIVITIES
 Proceeds from issuance of common stock of subsidiary                        31,710          --
 Payments on notes payable                                                  (11,543)     (1,074)
 Payments on non-recourse mortgage notes                                         --        (274)
 Payments of dividends on trust based convertible preferred securities       (5,001)         --
 Payment of preferred stock dividend                                             --        (281)
 Proceeds from exercise of stock options                                      1,769       1,305
 Proceeds from notes payable                                                     --      90,816
 Distributions made to minority interests                                    (1,571)       (432)
 Debt and stock issuance costs                                               (1,196)       (132)
  Net cash provided by investing activities                                  14,168      89,928
Increase in cash and cash equivalents                                        22,469       7,520
Cash and cash equivalents at beginning of period                             54,614      49,846
Cash and cash equivalents at end of period                                 $ 77,083    $ 57,366

See Notes to Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Insignia Financial Group, Inc. (the "Company" or "Insignia") is a Delaware corporation incorporated in July 1990. The Company is a fully integrated real estate services company specializing in the ownership and operation of securitized real estate assets throughout the United States. As a full service real estate management organization, Insignia performs property management, asset management, investor services, partnership accounting, real estate investment banking and real estate brokerage services for various types of property owners.

2.The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

3.The calculation of earnings per common share is based on the weighted average number of shares of common stock outstanding during the year and common stock equivalents of dilutive common stock options and warrants. Fully diluted earnings per share is not presented since the affect of dilution is less than 3%. See Exhibit 11 for the calculations of primary and fully diluted earnings per share and the applicable adjustments to net income.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share. FAS 128, which is required to be adopted on December 31, 1997, will change the method currently used to compute earnings per share. Under the new requirements, the current primary earnings per share will be replaced by basic earnings per share, which excludes all dilutive common stock equivalents. The impact is expected to result in an increase in earnings per share of $.01 and $.02 for the three and six month periods ended June 30, 1997 and June 30, 1996. The impact of FAS 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

4.The following is a summary of the Company's material contingencies as of June
  30, 1997:

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

5.Acquisitions

  The Company completed the acquisition of four property management and brokerage companies during the six month period ending June 30, 1997. On February 28, 1997, the Company completed the purchase of Rostenberg-Doern, Inc. and HMB Property Services, Inc. The Company closed the purchase of Frain, Camins & Swartchild, Inc. on April 1, 1997 and the Related Management Company of Florida on April 29, 1997. The aggregate purchase price paid for these businesses was approximately $18.1 million consisting of $14.3 million in management contract rights, $3.6 million of costs in excess of assets acquired, and $158,000 for purchased capital items. The acquisitions were financed with notes aggregating approximately $8.5 million with the remainder paid from cash on hand. Assuming certain qualified revenue requirements are met, collective contingent payments of up to approximately $5.8 million could be paid to the sellers of these acquired businesses.

6.Amended and Restated Credit Agreement.

  In the first quarter of 1997, the Company completed an amendment to its revolving credit facility, increasing the credit limit from $200 million to $275 million. The amended revolving credit facility involves a syndicate of 15 national and international financial institutions. The Company currently has $33 million outstanding under the credit facility.

7.Trust Based Convertible Preferred Securities

  In November 1996, Insignia Financing I, a Delaware trust and a wholly owned subsidiary of the Company (the "Trust"), issued and sold 2,990,000 shares of Trust Based Convertible Preferred Securities (the "Securities") with an aggregate liquidation amount of $149.5 million, sold pursuant to exemptions under the Securities Act of 1933, as amended, and the rules thereunder. All of the outstanding common securities of the Trust are owned by the Company. The sole asset of the Trust is the $154.1 million principal amount of 6.5% convertible subordinated debentures of the Company due September 30, 2016. The Company has certain obligations relating to the Securities which amount to a full and unconditional guarantee of the Trust's obligations under the Securities. The debentures issued and the common securities purchased by the Company are eliminated in the balance sheet. The Securities bear interest at the rate of 6.5% per annum, with quarterly distributions payable in arrears. The Company has the option to defer interest payments from time to time, not to exceed 20 consecutive quarters. The Company has made distributions of approximately $5.0 million for the six months ended June 30, 1997, which are reflected in minority interest in the consolidated statement of income. The Securities are convertible into the Company's Class A Common Stock at $26.50 per share beginning 60 days after the Securities first issuance date through September 30, 2016, or upon the Company's option to redeem the Securities after November 1, 1999. The Securities are structured such that the distributions are tax deductible to the Company.

8.Other Matters

 Stock repricing and Related Amendments

 On April 18, 1997, the Company approved the repricing of certain employee stock options issued over the prior year. The 274,900 options involved were issued primarily to new employees joining the Company through acquisitions, and no options issued to members of senior management were subject to repricing. The Company believes that this repricing is important to its employee retention and incentive programs. The repriced options have an exercise price of $17.50 per share over the five year vesting period, compared to a weighted average exercise price of $23.65 prior to repricing. On April 30, 1997, the Company approved amendments to the Certificate of Incorporation, as amended, authorizing 50,000,000 additional shares of Class A Common Stock, par value $0.01 per share, and to the 1992 Stock Incentive Plan increasing the aggregate number of shares of Common Stock authorized from 4,666,666 to 5,250,000.

 Private Placement

 During the three month period ending June 30, 1997, Insignia Properties Trust ("IPT"), a controlled and majority owned REIT affiliate of the Company, received commitments for the purchase of $52 million in common stock of IPT through a private placement offering. At June 30, 1997, $31.6 million has been collected on these commitments, which are reflected in minority interest on the consolidated balance sheet. The remaining balance of the subscriptions were received after the end of the quarter.


 Purchase of limited partnership interests

 On June 17, 1997, the Company completed, for approximately $15 million, the purchase of limited partnership interests in partnerships controlled by IPT. Those interests were contributed to IPT, effective June 30, 1997, for common stock of IPT.

9.During the first six months of 1997, the Company had the following changes in the equity accounts:

  a) Exercise of 214,355 stock options and 143,600 warrants representing 305,444 shares of Class A Common Stock at exercise prices ranging from $1.88 to $13.69 per share. The exercise of 93,600 warrants, through a cashless exchange, resulted in the issuance of 41,089 shares.

  b) Net income of $4,578,000 for the six months ended June 30, 1997.

  c) Accrued compensation of $160,000 relating to restricted stock awards.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

   The Company posted strong results for the three and six month periods ended June 30, 1997. The Company uses Net EBITDA as a primary indicator of financial performance and Net EBITDA increased 36% to $15.9 million for the quarter and 41% to $30.2 million for the six months, in comparison to 1996. Net EBITDA is defined as earnings before interest, taxes, depreciation and amortization ("EBITDA") combined with funds from operations ("FFO") less interest expense and earnings allocable to preferred securities. Additionally, EBITDA for the service company increased 42% to $16 million and 37% to $28.3 million for the three and six months ended June 30, 1997 while FFO increased 13% and 46% for the three and six months to $4 million and $10.1 million, respectively.

   During the six months ended June 30, 1997, the Company has completed the acquisitions of 1) Rostenberg-Doern Company, Inc., effective February 28, 1997;
2) HMB Property services, Inc., also effective February 28, 1997; 3) Frain Camins & Swartchild, Inc., effective April, 1 1997; and 4) the Related Management Company of Florida, effective April 29, 1997. These businesses were acquired for an aggregate purchase price of approximately $18.1 million with $8.3 million paid from cash on hand, $8.5 million in notes and $1.3 in assumed liabilities. Additional contingent payments of up to approximately $5.8 million could be paid to the sellers of these acquired businesses, assuming certain qualified revenue requirements are met. These acquisitions in aggregate increased the Company's commercial portfolio by approximately 14.4 million square feet and the residential portfolio by approximately 10,300 units, bringing the totals to 2,600 properties, 270,000 residential units and 146.7 million commercial square feet managed at June 30, 1997.

   Cash and cash equivalents at June 30, 1997 increased 41% or $22.5 million over December 31, 1996. The increased cash holdings are primarily due to the collection of $31.6 million in the second quarter by Insignia Properties Trust ("IPT"), a controlled affiliate of the Company, from a private placement offering, in conjunction with the receipt of $29.6 million in distributions from partnerships in which the Company holds limited partnership interests (through IPT, co-investments and other limited partnership interests). These cash receipts are offset by $22.8 million paid for additional limited partnership interests, $8.3 million paid for acquisitions and $11.5 million paid on outstanding notes.

   Receivables increased 27% from $46 million at December 31, 1996 to $58.5 million at June 30, 1997. The increase is primarily due to increased leasing activity transactions which are to be collected at future dates as defined in the terms of the individual brokerage agreements.

   FFO attributable to real estate investments increased 13% for the three month period from $3.6 million to $4 million and 46% for the six month period from $7 million to $10.1 million. FFO attributable to IPT for the three and six month periods increased 4% to $3.6 million and 28% to $8.6 million compared to 1996. FFO from co-investments for the three and six month periods increased 247% to $476,000 and 499% to $1.6 million compared to 1996. The significant increases in FFO attributable to co-investments is due primarily to the heavy investment activity in 1997 resulting in twelve co-investments ventures at June 30, 1997 in comparison to one for the same periods of 1996. The $648,000 decrease in co-investment FFO in the second quarter of 1997, compared to the first quarter of 1997, is reflective of the increased interest costs from refinanced debt balances on one of the ventures in particular (which resulted in $16.1 million in cash distributions to the Company and its venture partner), as well as, increased major maintenance expenditures of approximately $300,000.

   The Company's investments in real estate limited partnerships and other securities decreased 2% from $150.9 million at December 31, 1996 to $147.8 million at June 30, 1997. Contributing to the decrease is the receipt of $29.6 million in distributions from the partnerships in which the Company holds limited partnership interests (through IPT, co-investments and other limited partnership interests), net of additional purchases of $22.8 million in limited partnership interests and $3.6 million in equity earnings recognized for the six months ended June 30, 1997.

   Management contracts decreased 1% from $122.9 million at December 31, 1996 to $121.7 at June 30, 1997. Acquisition activity for the six months ended June 30, 1997 resulted in approximately $14.3 million in additional management contract bases. These acquisition purchases are offset by approximately $11.8 million in amortization expense coupled with total collections of approximately $4.1 million in disposition fees from the sale of real estate in limited partnerships syndicated by The Balcor Company ("Balcor").

   Accrued and sundry liabilities decreased 7% from $40.7 million at December 31, 1996 to $37.7 million at June 30, 1997. This decrease is due primarily to the payment of accrued bonuses in the first quarter of 1997. This reduction is offset by the $1.2 million increase in acquisition liabilities related to 1997 acquisitions in addition to incentive accruals for the six months ended June 30, 1997.

Results of Operations

   For the three and six month periods ended June 30, 1997, the Company showed significant increases in all major components of operational results due primarily to acquisitions in the commercial segment over the past twelve months. Net EBITDA increased 36% and 41% for three and six month periods of 1997 in comparison to the prior year. Net EBITDA per common share increased 32% to $.49 for the three months and 29% to $.93 for the six months. Financial expenses, including interest and trust based preferred dividends increased 33% from $3.1 million to $4.1 million for the three month period and 34% from $6.1 million to $8.2 million for the six month period.

   Total revenue increased $43.5 million, a 101% increase over 1996, for the three months and $71.2 million, a 85% increase over 1996, for the six months. Fee based service revenue increased 108% to $83.9 million and 93% to $149.3 million for the three and six months of 1997 over 1996. The increase in both periods was primarily due to the Edward S. Gordon Company, Incorporated and Paragon Group acquisitions, which occurred on June 30, 1996, and a number of smaller acquisitions. In addition to the growth from acquisitions, net gains in the volume of new management assignments were 9,100 and 12,000 apartments units and 8.1 million and 13.6 million square feet of commercial space for the three and six month periods ending June 30, 1997 compared to net gains of 3,500 and 2,900 apartment units and 2.9 million and 3.0 million square feet of commercial space for the comparable periods of 1996.

   Interest income increased 51% to $1 million and 10% to $1.7 million for the three and six months ended June 30, 1997, in comparison to the prior year. These increases are primarily due to higher average interest bearing cash balances.

   Revenue from apartment property increased 8% for the three month period and decreased 5% for the six month period ended June 30, 1997. These fluctuations result from the sale of a property subsequent to the first quarter of 1996, coupled with an increase in revenues of approximately $400,000 by the sole remaining asset which contributes to this type of revenue. Apartment property expense, interest and depreciation remained relatively constant for the three and six month periods ended June 30, 1997 compared to 1996.

   Fee based service expense increased 135% to $67 million and 114% to $118.8 million for the three and six months of 1997 over 1996. Consistent with fee based service revenue, fee based expense for both periods increased significantly in the commercial segment as a direct result of the commercial acquisitions occurring over the past twelve months. The financial services segment shows increases in fee based service expense of 71% to $2.8 million and 34% to $4.5 million for the three and six month periods ended June 30, 1997. These increases are attributable to heightened co-investment and acquisition activity in the second quarter of 1997.

   Administrative expenses increased 9% or $164,000 and 14% or $533,000 for the three and six month periods of 1997 compared to 1996. The Company continues to show the ability to efficiently absorb acquisitions into its existing corporate infrastructure with minimal increases in administrative expenses.

   Interest expense decreased 48% or $1.5 million and 46% or $2.7 million for the three and six month periods of 1997 compared to 1996. This decrease is directly attributable to the reduction in borrowing from $123.6 million at June 30, 1996, to $39.4 million at June 30, 1997.

   Depreciation and amortization increased 68% to $8.2 million and 61% to $15.3 million for the three and six months ended June 30, 1997. This increase is consistent with the growth of the Company over the past twelve months attributable to acquisitions. These acquisitions, at or subsequent to June 30, 1996, have resulted in significant purchases of amortizable assets resulting in a corresponding increase in amortization expense.

   Equity earnings decreased 36% or $318,000 for the three month period and increased 55% or $1.3 million for the six month period ended June 30, 1997, as compared to 1996. The second quarter decrease is largely attributable to increases in major maintenance expenses for 1997 compared to 1996 for the partnerships controlled by IPT. The increase for the six month period is primarily due to: 1) equity earnings from investments in co-investment partnerships (no comparable investments existed in 1996); 2) the pro-rata ownership of National Properties Investors partnerships in 1996 due to the purchase of NPI in the first quarter of 1996 compared to full ownership in 1997; and 3) the improved results of the IPT controlled partnerships as discussed in the Financial Condition section on FFO above.

   Minority interest in consolidated subsidiaries increased $2.6 million and $6.0 million for the three and six month periods ended June 30, 1997. Minority interest as of June 30, 1997, consists of dividends paid of $5.0 million on trust based convertible preferred securities and $1.3 million in charges resulting from distributions made by a majority owned subsidiary to the holders of minority equity interests (which resulted in negative equity by the minority owner). Generally accepted accounting principles requires such charges to be taken by the majority owner on the presumption that the negative equity of the minority owner on a historical book value basis cannot be recovered by the majority owner.

   The income tax provision increased 6% to $1.7 million and 4% to $3.1 million for the three and six month periods of 1997 compared to 1996. This increase is due primarily to an increase in the effective tax rate from 38% to 40% because of changes in assets and their tax bases as determined by the structure of the purchase agreements for acquisitions completed over the past twelve months and higher state tax rates where these acquisitions occurred.

  Primarily as a result of the foregoing, net income remained relatively flat for the three and six month periods ended June 30, 1997 as compared to 1996.

Liquidity and Capital Resources

   The Company has several sources available for capital, primarily cash generated from operations, distributions from IPT and co-investment partnerships, and available credit under the $275 million revolving credit facility. At June 30, 1997, a total of $33 million was outstanding under this facility. As a result of the Company's ability to generate cash from operations, and such additional sources, the cash balances grew from $54.6 million at December 31, 1996 to $77.1 million at June 30, 1997. The Company uses net EBITDA as an indicator of its working capital generated from operations. Net EBITDA increased 36% from $11.7 million to $15.9 million for the three months and 41% from $21.5 million to $30.2 million for the six months ended June 30, 1997. The following chart specifically identifies the sources of net EBITDA and how the numbers are derived for each period.

                                        Three Months Ended   Six Months Ended
                                             June 30,             June 30,
                                         1997      1996      1997     1996

  Fee based services revenues         $83,854    $40,350  $149,276  $77,187
  Interest                              1,007        669     1,741    1,588
  Other                                   108        558        281   1,145
                                      $84,969    $41,577  $151,298  $79,920

  Fee based services expenses          67,049     28,572   118,766   55,516
  Administrative and other              1,958      1,794     4,240    3,707
  EBITDA - service company            $15,962    $11,211  $ 28,292  $20,697
  FFO
   Insignia Properties Trust            3,556      3,428     8,575    6,691
   Co-investments and other               476        137     1,564      261
  Total FFO                             4,032      3,565    10,139    6,952
  Combined EBITDA and FFO              19,994     14,776    38,431   27,649
  Interest expense                     (1,565)    (3,031)   (3,198)  (5,935)
  Trust based preferred dividends      (2,572)       (91)   (5,001)    (199)
  Net EBITDA                          $15,857    $11,654  $ 30,232  $21,515

   With the working capital generated through the operations of the Company and the availability under the revolving credit facility, the Company feels its capital resources are adequate. The Company's funding needs are reassessed as acquisitions are identified and pursued.

Subsequent Events

Business Combination

   On July 21, 1997, Angeles Mortgage Investment Trust ("AMIT") and IPT announced the execution of definitive agreements to effect a non-taxable merger of the two entities. The resulting combined entity would be owned approximately 70% by the Company.

   AMIT, which trades on the American Stock Exchange, is in the business of originating, acquiring and servicing its own loan portfolio, which is primarily secured by real estate properties. AMIT currently holds 25 assets which are comprised of loans and real estate with an aggregate net asset value of approximately $43 million at March 31, 1997.

Stock Repurchase

   The Board of Directors of the Company approved the repurchase of outstanding common stock of the Company in amounts up to $50 million. On July 18, 1997, the Company obtained the approval of its requisite lenders to amend its revolving credit facility to permit such repurchases. The amount of repurchases which could be completed within the existing financial covenants of the credit facility is approximately $40 million. No repurchases have been made to date.

Other

   Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 4 in Notes to Condensed Consolidated Financial Statements, Part I, Item 1, of Form 10-Q for June 30, 1997 for the details on outstanding issues. Also, see Registrants' Annual Report on Form 10-K for the year ended December 31, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 30, 1997, at 10:00 a.m., Eastern time, to vote on the following items:

  1.  Election of seven (7) directors, all of which were elected

                                        Number of               % of
          Name                       Share Approving          Votes Cast
     Andrew L. Farkas                  21,076,157                99.4
     Robert J. Denison                 21,075,908                99.4
     Robin L. Farkas                   21,073,799                99.4
     Merrill M. Halpern                21,076,034                99.4
     Robert G. Koen                    21,075,904                99.4
     Michael I. Lipstein               21,053,311                99.3
     Buck Mickel                       21,072,846                99.4

2. The approval of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares from 50 million to 100 million.

            For                        19,739,220 (68.1% of shares outstanding)
            Against                       791,098
            Abstain                       668,441
                                       21,198,759

3. The approval of an amendment to the Insignia 1992 Stock Incentive Plan increasing the aggregate number of shares of Common Stock authorized from 4,666,666 to 5,250,000.

            For                            18,656,890 (88.0% of shares present)
            Against                         2,529,535
            Abstain                            12,334
                                           21,198,759

4.  The approval of bonus plans for two key executive officers.

            For                            18,007,234 (84.9% of votes cast)
            Against                           135,485
            Abstain                            15,861
            Withhold authority              3,040,179
                                           21,198,759

5. The ratification of the selection of Ernst & Young, LLP as independent auditors of the accounts of the Company for the year 1997.

            For                            21,069,208 (99.4% of votes cast)
            Against                           124,737
            Abstain                             4,814
                                           21,198,759

There were no other matters brought to a vote before the security holders.


Item 6.  Exhibits and Reports on Form 8-K

   a) Exhibits

      11.        Statement Re:  Computation of earnings per share.

   b) Reports on Form 8-K

      1. Form 8-K dated April 1, 1997 and filed April 17, 1997 disclosing Registrant's acquisition of Frain Camins & Swartchild, Inc.

      2. Form 8-K dated April 3, 1997 and filed May 14, 1997 disclosing Registrant's non-binding agreement with Angeles Mortgage Investment Trust ("AMIT") to effect a combination of AMIT and Insignia Properties Trust.

      3. Form 8-K dated April 14, 1997 and filed April 16, 1997 disclosing Registrant's major expansion of its operations in the Phoenix, Arizona area.

      4. Form 8-K dated April 29, 1997 and filed May 14, 1997 disclosing Registrant's acquisition of the Related Management Company of Florida.

      5. Form 8-K dated May 5, 1997 and filed May 14, 1997 disclosing Registrant's acquisition of Radius Retail Advisors, Inc.




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                 INSIGNIA FINANCIAL GROUP, INC.


                                 by:  /s/Andrew L. Farkas
                                      Andrew L. Farkas
                                      Chairman and Chief Executive Officer




                                 by:  /s/James A. Aston
                                      James A. Aston
                                      Chief Financial Officer