Form 10-Q/A
period 1997-06-30
INSIGNIA FINANCIAL GROUP INC
filed 1997-08-13
CIK 870480

Note:  This Form 10-Q/A is filed for the purpose of including the Financial
Data Schedule attached hereto as Exhibit 27. The referenced Exhibit 27 is the only change from the Company's prior Form 10-Q filed with the Commission on August 12, 1997.


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


                                   FORM 10-Q/A

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



                                 INSIGNIA FINANCIAL GROUP, INC.


                                 by:  /s/Andrew L. Farkas
                                 ---  -------------------
                                      Andrew L. Farkas
                                      Chairman and Chief Executive Officer




                                 by:  /s/James A. Aston
                                 ---  -----------------
                                      James A. Aston
                                      Chief Financial Officer


DATED:  August 12, 1997