Form 10-Q
period 1997-09-30
INSIGNIA FINANCIAL GROUP INC
filed 1997-10-31
CIK 870480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                     For the period ended September 30, 1997

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

As of September 30, 1997, there were outstanding 29,093,057 shares of Class A Common Stock.

                                          INSIGNIA FINANCIAL GROUP, INC.


                                                     FORM 10-Q


                                     QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997



                                                       INDEX

                                                                       Page No.

PART I         FINANCIAL INFORMATION:

      Item 1.  Financial Statements (Unaudited)

               Condensed Consolidated Statements of Income for the
               three and nine months ended September 30, 1997 and 1996    2

               Condensed Consolidated Balance Sheets as of
               September 30, 1997 and December 31, 1996                   3

               Condensed Consolidated Statements of Cash Flow
               for the nine months ended September 30, 1997 and 1996      4

               Notes to Condensed Consolidated Financial Statements      5 - 9

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations            10 - 14


PART II        OTHER INFORMATION:

      Item 1.  Legal Proceedings                                          15

      Item 6.  Exhibits and Reports on Form 8-K                           15


SIGNATURES                                                                16

                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

a) Income Statement
                        INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (Thousands of Dollars, except share and per share data)
                                        (Unaudited)

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                        -------------                  -------------
                                                     1997            1996           1997             1996
                                                     ----            ----           ----             ----


Revenues
   Fee based services                              $96,855         $62,924       $246,131         $140,117
   Interest                                          1,489             606          3,230            2,193
   Other                                                47             457            328            1,597
   Apartment property revenues                       1,712           1,898          4,941            5,297
                                                   -------          ------        -------          -------
                                                   100,103          65,885        254,630          149,204
                                                   -------          ------        -------          -------

Costs and expenses
   Fee based services                               79,155          51,055        197,921          106,570
   Administrative                                    4,393           1,974          8,633            5,681
   Apartment property                                  820             994          2,336            2,838
   Interest                                          1,531           4,309          4,729           10,244
   Apartment property interest                         370             965          1,114            1,698
   Depreciation and amortization                     7,740           6,708         23,044           16,189
   Apartment property depreciation                     245             276            725              769
   Release Fee                                       5,000             --            5,000              --
                                                 ---------      ----------       ---------     ------------
                                                    99,254          66,281        243,502          143,989
                                                  --------          ------        -------          -------

Equity earnings - limited partnership interests      2,254             732          5,890            3,072

Minority interest in consolidated subsidiaries      (2,854)             71         (9,139)            (190)
                                                  --------      ----------       --------         --------

Income before income taxes                             249             407          7,879            8,097

   Provision for income taxes                          100             155           3,152           3,077
                                                 ---------       ---------       ---------       ---------

Net income                                      $      149      $      252       $   4,727      $    5,020
                                                 =========       =========        ========       =========

Net income per share                                  $.01            $.01           $.15             $.15
                                                       ===             ===            ===              ===

Weighted average common shares
   outstanding and dilutive common
   stock equivalents                            32,261,714      33,205,030      32,422,548      31,107,789
                                                ==========      ==========      ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

b) Balance Sheet

                                 INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Thousands of Dollars, except share data)

                                                                                   September 30,       December 31,
                                                                                        1997              1996
                                                                                    (Unaudited)          (Note)

Assets
   Cash and cash equivalents                                                         $  89,427         $  54,614
   Receivables                                                                          73,657            46,040
   Property and equipment                                                               15,170            12,083
   Investments in real estate limited partnerships and other securities                150,395           150,863
   Apartment property                                                                   21,556            22,125
   Property management contracts                                                       118,035           122,915
   Costs in excess of net assets of acquired businesses                                 81,744            75,627
   Other assets                                                                         18,784             8,135
                                                                                      --------         ---------
     Total assets                                                                     $568,768          $492,402
                                                                                       =======           =======

Liabilities and Stockholders' Equity
   Liabilities:
     Accounts payable                                                               $    8,767        $    1,711
     Commissions payable                                                                30,841            18,736
     Accrued and sundry liabilities                                                     50,893            40,741
     Notes payable                                                                      39,117            49,840
     Non-recourse mortgage note payable                                                 19,300            19,300
                                                                                      --------          --------
   Total liabilities                                                                   148,918           130,328
                                                                                       -------           -------

Company-obligated  mandatorily  redeemable convertible preferred securities of a subsidiary trust holding solely debt securities of
   the Company                                                                         143,993           144,169

Minority interest in consolidated subsidiaries                                          52,778                --

Stockholders' Equity:
   Common  stock,  class A, par value  $.01 per share -  authorized  100,000,000 shares, issued and outstanding 29,093,057 (1997)
     and 28,857,097 (1996) shares, 106,400 shares held in treasury (1997)                  291               289
   Additional paid-in capital                                                          191,464           189,657
   Retained earnings                                                                    31,324            27,959
                                                                                      --------          --------
Total stockholders' equity                                                             223,079           217,905
                                                                                       -------           -------

Total liabilities and stockholders' equity                                            $568,768          $492,402
                                                                                       =======           =======


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


See Notes to Condensed Consolidated Financial Statements.

c) Statement of Cash Flow

                                          INSIGNIA FINANCIAL GROUP, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                              (Thousands of Dollars)
                                                    (Unaudited)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                             1997              1996
Operating activities
   Net income                                                             $  4,727           $  5,020
   Adjustments to reconcile net income to net cash
     provided by operations:
       Depreciation and amortization                                        23,044             16,189
       Apartment property depreciation                                         725                769
       Equity in earnings of partnerships                                   (5,890)            (3,072)
       Minority interest in consolidated subsidiaries                        9,139                190
       Changes in operating assets and liabilities:
         Accounts receivable                                               (21,567)           (12,166)
         Other assets                                                       (5,837)            (1,503)
         Accrued compensation and payroll taxes                             10,941                631
         Accounts payable and accrued expenses                              (5,345)              (485)
         Commissions payable                                                11,384              8,655
                                                                            ------            -------
   Net cash provided by operating activities                                21,321             14,228
                                                                            ------             ------
Investing activities
   Increase in restricted cash                                                  --              5,640
   Additions to property and equipment, net                                 (4,894)            (4,518)
   Payments made for acquisition of management contracts
     and acquired businesses                                               (10,584)          (102,609)
   Proceeds from Balcor dispositions                                         6,194                 --
   Purchase of real estate limited partnership interests                   (25,113)           (67,840)
   Investment in international business, net of acquired cash                1,842                 --
   Distributions from partnerships                                          31,604              6,805
   Advances made under note agreements                                     (15,013)            (2,535)
   Organization costs on formation of IPT                                   (2,743)                --
   Investment in apartment property, net of acquired cash                       --             (7,789)
   Collections on notes receivable                                           2,665             15,272
                                                                           -------           --------
     Net cash used in investing activities                                 (16,042)          (157,574)
                                                                           -------           --------
Financing activities
   Proceeds from issuance of common stock of IPT                            52,427                 --
   Payments on notes payable                                               (12,648)            (1,802)
   Payments on non-recourse mortgage notes                                      --            (16,997)
   Proceeds from refinancing of non-recourse mortgage note                      --             19,300
   Payments of dividends on trust based convertible preferred securities    (7,502)                --
   Purchase of treasury stock                                               (2,063)                --
   Payment of preferred stock dividend                                          --               (281)
   Proceeds from exercise of stock options                                   2,152              2,058
   Proceeds from notes payable                                                  --            152,816
   Distributions made to minority interests                                 (1,571)              (432)
   Debt and stock issuance costs                                            (1,261)            (1,031)
                                                                            ------             ------
     Net cash provided by investing activities                              29,534            153,631
                                                                            ------            -------
Increase in cash and cash equivalents                                       34,813             10,285
Cash and cash equivalents at beginning of period                            54,614             49,846
                                                                            ------             ------
Cash and cash equivalents at end of period                                 $89,427            $60,131
                                                                            ======             ======

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

2.   The  accompanying   unaudited  condensed   consolidated  financial
     statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

3. The calculation of earnings per common share is based on the weighted average number of shares of common stock outstanding during the year and common stock equivalents of dilutive common stock options and warrants. Fully diluted earnings per share is not presented since the effect of dilution is less than 3%. See Exhibit 11 for the calculations of primary and fully diluted earnings per share and the applicable adjustments to net income.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share. FAS 128, which is required to be adopted on December 31, 1997, will change the method currently used to compute earnings per share. Under the new requirements, the current primary earnings per share will be replaced by basic earnings per share, which excludes all dilutive common stock equivalents. The impact is expected to result in no change in earnings per share for the three month periods ended September 30, 1997 and 1996, and result in an increase in earnings per share of $.02 for the nine month periods ended September 30, 1997 and 1996. The impact of FAS 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

4. The following is a summary of the Company's material contingencies as of September 30, 1997:

     1996 Tender Offer Litigation

     In May 1996, Walton Street Capital Acquisition II, MLLC ("Walton Street"), together with certain Insignia affiliates, commenced tender offers for limited partner interests in ten real estate limited partnerships syndicated by The Balcor Company ("Balcor"). In May 1996, certain persons claiming to be holders of limited partner interests commenced a lawsuit entitled Chipain, Tom, v. Walton Street Capital Acquisition II, LLC,. in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, on behalf of themselves, on behalf of a putative class of plaintiffs, and, as amended, derivatively on behalf of the Balcor-syndicated partnerships, challenging the actions of the defendants (including Insignia, an Insignia officer and certain affiliates, Walton Street and the general partners of the Balcor-syndicated partnerships) in connection with the tender offers and certain other matters.

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

     United States Department of Housing and Urban Development Settlement

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

     Although no legal action was initiated against Insignia, on August 14, 1997, the Company reached an agreement with HUD to resolve certain matters in connection with the conduct raised in the complaint against AFC. Insignia has not admitted to any liability or wrongdoing in the matter, and it has affirmatively stated that it relied on the advice of legal counsel that the contractual agreements were proper. Under the terms of the agreement, Insignia has remitted $5 million to HUD, and HUD has provided Insignia with a complete release of potential claims HUD may have asserted in connection with the AFC transaction. HUD and the Company further agreed that should there be any issues on any other properties managed by Insignia, they would pursue resolution of such issues through a private mediation process. Although the Company believes it acted properly in these transactions, it agreed to resolve the matter expeditiously to avoid potential complex, costly and disruptive litigation. By resolving the matter quickly, Insignia believes that it has maintained its competitive position as a leader in the market for HUD management services. As a result of the agreement, Insignia recorded a one-time charge of $5 million (pre-tax) for its third quarter ended September 30, 1997.

     1997 Tender Offer Litigation

     In August 1997, an Insignia subsidiary (the "Purchaser"), commenced tender offers for limited partner interests in six real estate limited partnerships in which various Insignia affiliates act as general partner (the "Tender Partnerships"). On September 5, 1997, a partnership claiming to be a holder of limited partnership units in one of the Tender Partnerships, filed a complaint with respect to a putative class action in the Court of Chancery in the State of Delaware in and for New Castle County (the "City Partnerships complaint") challenging the actions of the defendants (including Insignia and certain Insignia affiliates) in connection with the tender offers. The City Partnerships complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and coerced the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. The plaintiffs also allege that Insignia breached an alleged duty to provide an independent analysis of the fair market value of the limited partnership units, failed to appoint a disinterested committee to review the tender offer and did not adequately consider other alternatives available to the limited partners.

     On September 8, 1997, persons claiming to be holders of limited partnership units in the Tender Partnerships filed a complaint with respect to a putative class action and derivative suit in the Superior Court for the State of California for the County of San Mateo (the "Kline complaint") challenging the actions of the defendants (including Insignia, an Insignia officer and director, certain Insignia affiliates and the Tender Partnerships) in connection with the tender offers. The Kline complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and that, as a result of the tender offers, the Purchaser will acquire effective voting control over the Tender Partnerships at substantially lower prices, than the units are worth. On September 24, 1997, the court denied the plaintiffs' application for a temporary restraining order and plaintiffs' request for preliminary injunctive relief preventing the completion of the tender offers.

     On September 10, 1997, persons claiming to be holders of limited partnership units in the Tender Partnerships filed a complaint with respect to a putative class action and derivative suit in the Superior Court for the State of California for the County of Alameda (the "Heller complaint") challenging the actions of the defendants (including Insignia, certain Insignia affiliates and the Tender Partnerships) in connection with the tender offers. The Heller complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and that, as a result of the tender offers, the Purchaser will acquire effective voting control of the Tender Partnerships at substantially lower prices than the units are worth. The Plaintiffs also allege that Insignia breached an alleged duty to retain an independent advisor to consider alternatives to the tender offers.

     The  Company   believes  that  the   allegations   contained  in  the  City
     Partnerships complaint, Kline and Heller complaints are without merit and intends to vigorously contest each of those complaints.

     The Company and certain subsidiaries are defendants in lawsuits arising in the ordinary course of business. Such lawsuits are primarily insured claims arising from accidents at managed properties. Claims may demand substantial compensatory and punitive damages.

     Management believes that the aforementioned contingencies will be resolved without material loss to the Company or its subsidiaries.

5.   Acquisitions

     The Company completed the acquisition of six property management and brokerage companies during the nine month period ending September 30, 1997. These acquisitions include the following: Rostenberg-Doern, Inc.; HMB Property Services, Inc.; Frain, Camins & Swartchild, Inc.; The Related Group of Florida; Radius Retail Advisors; and Forum Properties, Inc. The aggregate purchase price paid for these businesses was approximately $24.9 million consisting of $18.2 million in management contract rights, $6.5 million of costs in excess of assets acquired, and $193,000 for purchased capital items. The acquisitions were paid from cash on hand of approximately $10.2 million, notes issued of $8.5 million and assumed liabilities of $6.2 million. Assuming certain qualified revenue requirements are met, collective contingent payments of up to approximately $5.8 million could be paid to the sellers of these acquired businesses.

     In addition, the Company expanded internationally with the purchase of 60% of the stock in Compagnia di Amministrazione e Gestioni Immobiliare S.p.A. ("CAGISA"), one of the leading privately held property management companies in Italy. The total purchase price paid for this interest was $2.6 million with potential for an additional $500,000 in deferred payments after one year based on certain revenue requirements. The remaining 40% of the stock will be retained by the seller subject to an option in favor of the Company. CAGISA, founded in 1939, currently manages approximately 10,000 units of multifamily residential housing, primarily in Rome and Milan.

6.   Amended and Restated Credit Agreement.

     In the first quarter of 1997, the Company completed an amendment to its revolving credit facility, increasing the credit limit from $200 million to $275 million. The amended revolving credit facility involves a syndicate of 15 national and international financial institutions. At September 30, 1997, the Company had $33 million outstanding under the credit facility. Subsequent to September 30, 1997, $96 million was drawn on the facility to fund acquisition activity, increasing the outstanding amount to $129 million.

7.   Trust Based Convertible Preferred Securities

     In November 1996, Insignia Financing I, a Delaware trust and a wholly owned subsidiary of the Company (the "Trust"), issued and sold 2,990,000 shares of Trust Based Convertible Preferred Securities (the "Securities") with an aggregate liquidation amount of $149.5 million, sold pursuant to exemptions under the Securities Act of 1933, as amended, and the rules thereunder. All of the outstanding common securities of the Trust are owned by the Company. The sole asset of the Trust is the $154.1 million principal amount of 6.5% convertible subordinated debentures of the Company due September 30, 2016. The Company has certain obligations relating to the Securities which amount to a full and unconditional guarantee of the Trust's obligations under the Securities. The debentures issued and the common securities purchased by the Company are eliminated in the balance sheet. The Securities bear interest at the rate of 6.5% per annum, with quarterly distributions payable in arrears. The Company has the option to defer interest payments from time to time, not to exceed 20 consecutive quarters. The Company has made distributions of approximately $7.5 million for the nine months ended September 30, 1997, which are reflected in minority interest in the consolidated statement of income. The Securities are convertible into the Company's Class A Common Stock at $26.50 per share beginning 60 days after the Securities first issuance date through September 30, 2016, or upon the Company's option to redeem the Securities after November 1, 1999. The Securities are structured such that the distributions are tax deductible to the Company.

8.  Other Matters

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

    Private Placement

    During the second quarter of 1997, Insignia Properties Trust ("IPT"), a controlled and majority owned REIT affiliate of the Company, received commitments for the purchase of $52 million in common stock of IPT through a private placement offering. At September 30, 1997, all commitments have been collected and are reflected in minority interest on the consolidated balance sheet. Subsequent to September 30, 1997, an additional $10 million was received from a private placement in an unrelated transaction.

    Purchase of limited partnership interests

    On June 17, 1997, the Company completed, for $15.5 million in cash, the purchase of limited partnership interests in partnerships controlled by IPT. Certain of those interests, aggregating approximately $12.6 million, were contributed to IPT, effective June 30, 1997, for common stock of IPT. IPT holds an option on the remaining $2.9 million.

    Business Combination

    On July 21, 1997, Angeles Mortgage Investment Trust ("AMIT") and IPT announced the execution of definitive agreements to effect a non-taxable merger of the two entities. The resulting combined entity would be owned approximately 70% by the Company.

    AMIT, which trades on the American Stock Exchange, is in the business of originating, acquiring and servicing its own loan portfolio, which is primarily secured by real estate properties. AMIT currently holds 25 assets which are comprised of loans and real estate with an aggregate net asset value of approximately $43 million.

    Stock Repurchase

    The Board of Directors of the Company approved the repurchase of outstanding common stock of the Company in amounts up to $50 million. On July 18, 1997, the Company obtained the approval of its requisite lenders to amend its revolving credit facility to permit such repurchases. The amount of repurchases which could be completed within the existing financial covenants of the credit facility is approximately $40 million. At September 30, 1997, 106,400 shares of common stock aggregating approximately $2.1 million has been repurchased.

9. During the nine months ended September 30, 1997, the Company had the following changes in the equity accounts:

    a) Exercise of 251,271 stock options and 143,600 warrants representing 342,360 shares of Class A Common Stock at exercise prices ranging from $1.88 to $13.69 per share. The exercise of 93,600 warrants, through a cashless exchange, resulted in the issuance of 41,089 shares.

    b) Net income of $4,727,000 for the nine months ended September 30, 1997.

    c) Accrued compensation of $358,000 relating to restricted stock awards.

    d) Repurchase of 106,400 shares of Class A Common Stock through treasury stock transactions aggregating approximately $2.1 million, or $19.39 per share. These repurchases resulted in a total charge of approximately $1.4 million to retained earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     The Company posted strong results for the three and nine month periods ended September 30, 1997. The Company uses Net EBITDA as a primary indicator of financial performance and Net EBITDA increased 7% to $10.7 million for the quarter and 30% to $40.9 million for the nine months, in comparison to 1996. Net EBITDA, excluding the $5 million one-time payment ("Release Fee") to the United States Department of Housing and Urban Development ("HUD"), would have increased 57% to $15.7 million for the quarter and 46% to $45.9 million for the nine months, in comparison to 1996. Net EBITDA is defined as earnings before interest, taxes, depreciation and amortization ("EBITDA") combined with funds from operations ("FFO") less interest expense and earnings allocable to preferred securities. Additionally, EBITDA for the service company decreased 10% to $9.8 million and increased 20% to $38.1 million for the three and nine months ended September 30, 1997 while total FFO increased 46% for the three and nine months to $4.9 million and $15 million, respectively.

     During the nine months ended September 30, 1997, the Company completed seven business acquisitions, including expansion internationally through the purchase of 60% of the stock in CAGISA, a leading property management company in Italy. Other acquisitions completed include Rostenberg Doern Company, Inc., HMB Property Services, Inc., Frain, Camins & Swartchild, Inc., The Related Group of Florida, Radius Retail Advisors, and Forum Properties, Inc. The businesses, including CAGISA, were acquired for an aggregate purchase price of approximately $27.5 million with $12.8 million paid from cash on hand, $8.5 million in notes payable and assumed liabilities of $6.2 million. These acquisitions in aggregate increased the Company's commercial portfolio by approximately 14.4 million square feet and the residential portfolio by more than 20,000 units, bringing the Company totals to 2,500 properties, 275,000 residential units and 150 million commercial square feet managed at September 30, 1997.

     Cash and cash equivalents at September 30, 1997 increased 64% or $34.8 million over December 31, 1996. The increased cash holdings are primarily due to the collection of $52 million by Insignia Properties Trust ("IPT"), a controlled affiliate of the Company, from a private placement offering, in conjunction with the receipt of $31.6 million in distributions from partnerships in which the Company holds limited partnership interests (through IPT, co-investments and other limited partnership interests). Cash was reduced by $25.1 million paid for additional limited partnership interests, $10.2 million paid for acquisitions and $12.6 million paid on outstanding notes.

     Receivables increased 60% from $46 million at December 31, 1996 to $73.7 million at September 30, 1997. The increase is primarily due to increased leasing activity transactions. Such receivables are to be collected at future dates as defined in the terms of the individual brokerage agreements.

     Property and equipment increased 26% from $12.1 million at December 31, 1996 to $15.2 million at September 30, 1997. This change is substantially due to expenditures incurred for computer equipment and software in connection with the implementation of a change in the Company's computer platform.

     FFO attributable to real estate investments increased 46% for the three month period from $3.3 million to $4.9 million and 46% for the nine month period from $10.3 million to $15 million. FFO attributable to IPT for the three and nine month periods increased 29% to $4.2 million and $12.8 million compared to 1996. FFO from co-investments for the three and nine month periods increased 512% to $728,000 and 503% to $2.3 million compared to 1996. The significant increases in FFO attributable to co-investments is due primarily to the heavy investment activity in 1997 resulting in fourteen co-investments ventures at September 30, 1997 in comparison to one for the same periods of 1996.

     The Company's investments in real estate limited partnerships and other securities decreased less than 1% from $150.9 million at December 31, 1996 to $150.4 million at September 30, 1997. Contributing to the decrease is the receipt of $31.6 million in distributions from the partnerships in which the Company holds limited partnership interests (through IPT, co-investments and other limited partnership interests), net of additional purchases of $25.1 million in limited partnership interests and $5.9 million in equity earnings recognized for the nine months ended September 30, 1997.

     Management contracts decreased 4% from $122.9 million at December 31, 1996 to $118 million at September 30, 1997. Acquisition activity for the nine months ended September 30, 1997 resulted in approximately $18.2 million in additional management contract bases. These acquisition purchases are offset by approximately $17.4 million in amortization expense coupled with collections of approximately $6.2 million in disposition fees from the sale of real estate in limited partnerships syndicated by The Balcor Company ("Balcor").

     Costs in excess of net assets of acquired businesses increased 8% from $75.6 million at December 31, 1996 to $81.7 million at September 30, 1997. This increase is primarily due to acquisition activity for the nine months ended September 30, 1997.

     Other assets at September 30, 1997 increased 131% or $10.6 million over December 31, 1996. This increase is primarily due to 1) organization costs of approximately $1.6 million incurred in the formation of Insignia Properties Trust ("IPT"), 2) costs of approximately $1.4 million incurred in connection with the proposed merger with AMIT, 3) acquired assets of approximately $1.2 million through the purchase of CAGISA, and 4) the capitalization of certain costs, in the amount of approximately $3 million, in connection with the implementation of a change in the Company's computer platform.

     Accounts payable increased 412% from $1.7 million at December 31, 1996 to $8.8 million at September 30, 1997. Contributing to this increase is approximately $5 million in payables acquired through the purchase of CAGISA in combination with substantial increases in operations in the commercial segment.

     Commissions payable at September 30, 1997 increased 65% or $12.1 million over December 31, 1996. Consistent with the change in receivables, this increase is primarily due to increased leasing activity transactions which are to be paid when related commissions receivable are collected at future dates.

     Notes payable decreased $10.7 million or 22% at September 30, 1997 compared to December 31, 1996. This decrease is primarily due to the second quarter payment of $10 million on the outstanding balance of the revolving credit facility.

     Accrued and sundry liabilities increased 25% from $40.7 million at December 31, 1996 to $50.9 million at September 30, 1997. The change primarily relates to the increase in incentive accruals of approximately $8.3 million and an increase in payroll taxes and other accrued compensation of $2.6 million compared to December 31, 1996.

Results of Operations

     For the three and nine month periods ended September 30, 1997, the Company showed strong results in all major components of operational activity due primarily to continued acquisition activity over the past twelve months. Net EBITDA increased 7% and 30% for three and nine month periods of 1997 in comparison to the prior year. Net EBITDA per common share increased 10% to $.33 for the three months and 25% to $1.26 for the nine months. Financial expenses, including interest and trust based preferred dividends decreased 7% from $4.3 million to $4.0 million for the three month period and increased 15% from $10.4 million to $12.2 million for the nine month period. Net EBITDA, excluding the $5 million one-time Release Fee, would have increased 57% and 46% for the three and nine month periods of 1997 in comparison to the prior year. Net EBITDA per common share, excluding the $5 million Release Fee, would have increased 63% to $.49 and 40% to $1.42 for the three and nine months.

     Total revenue increased $34.2 million, a 52% increase over 1996, for the three months and $105.4 million, a 71% increase over 1996, for the nine months. Fee based service revenue increased 54% to $96.9 million and 76% to $246.1 million for the three and nine months of 1997 over 1996. The increase in both periods was primarily due to the Edward S. Gordon Company, Incorporated and Paragon Group acquisitions, which occurred on June 30, 1996, and a number of smaller acquisitions throughout 1997. In addition to the growth from acquisitions, the net impact of new business management assignments resulted in break-even and net gains of 9,600 apartment units and net gains of 7.8 million and 21.7 million square feet for the three and nine month periods ending September 30, 1997. The results of such new assignments showed net losses of 3,200 and net gains of 3,100 apartment units and net gains of 2.5 million and
5.6 million square feet for the three and nine month periods of 1996.

     Interest income increased 146% to $1.5 million and 47% to $3.2 million for the three and nine months ended September 30, 1997, in comparison to the prior year. These increases are primarily due to higher average interest bearing cash balances.

     Apartment property revenue decreased 10% to $1.7 million for the three month period and 7% to $4.9 million for the nine month period ended September 30, 1997. These decreases result from the sale of a property subsequent to the first quarter of 1996, leaving one remaining asset which contributes to this type of revenue.

     Fee based service expense increased 55% to $79.2 million and 86% to $197.9 million for the three and nine months of 1997 over 1996. Consistent with fee based service revenue, fee based service expense for both periods increased significantly in the commercial segment as a direct result of the commercial acquisitions occurring over the past twelve months. The financial services segment showed an increase in fee based service expense of 62% to $3.8 million and 46% to $8.3 million for the three and nine month periods ended September 30, 1997. These increases are attributable to increased co-investment and acquisition activity in 1997.

     Administrative expenses increased 123% or $2.4 million and 52% or $3 million for the three and nine month periods of 1997 compared to 1996. The increase is due primarily to approximately $1.3 million in one time legal expenses related to the Release Fee and increased operational expansion since June 30, 1996.

     Interest expense decreased 64% or $2.8 million and 54% or $5.5 million for the three and nine month periods of 1997 compared to 1996. The decrease is directly attributable to the reduction in borrowings from $185.2 million at September 30, 1996 to $39.1 million at September 30, 1997 as a result of the issuance of the trust based convertible preferred securities in November 1996.

     Depreciation and amortization increased 15% to $7.7 million and 42% to $23 million for the three and nine months ended September 30, 1997. This increase is consistent with the growth of the Company over the past twelve months attributable to acquisitions. These acquisitions have resulted in significant purchases of amortizable assets resulting in a corresponding increase in amortization expense.

     Equity earnings increased 208% to $2.3 million for the three month period and increased 92% to $5.9 million for the nine month period ended September 30, 1997, as compared to 1996. These increases are attributable to: 1) equity earnings from investments in co-investment partnerships (no comparable investments existed in 1996); 2) the pro-rata ownership of National Properties Investors partnerships in 1996 due to the purchase of NPI in the first quarter of 1996 compared to full ownership in 1997; and 3) the improved results of the IPT controlled partnerships as discussed in the Financial Condition section on FFO above.

     Minority interest in consolidated subsidiaries increased to $2.9 million and $9.1 million for the three and nine month periods ended September 30, 1997 as compared to 1996. Minority interest as of September 30, 1997, consists of dividends paid of $7.5 million on trust based convertible preferred securities, $416,000 of minority equity in the earnings of Insignia Properties Trust, and $1.2 million in charges resulting from distributions made by a majority owned subsidiary to the holders of minority equity interests (which resulted in negative equity by the minority owner). Generally accepted accounting principles requires such charges to be taken by the majority owner on the presumption that the negative equity of the minority owner on a historical book value basis cannot be recovered by the majority owner.

     The income tax provision decreased 35% to $100,000 and 2% to $3.2 million for the three and nine month periods of 1997 compared to 1996. These fluctuations are due primarily to reductions in income before taxes coupled with an increase in the effective tax rate from 38% to 40% because of changes in assets and their tax bases as determined by the structure of the purchase agreements for acquisitions completed over the past twelve months and higher state tax rates where these acquisitions occurred.

    Primarily as a result of the foregoing, net income decreased 41% to $149,000 and 6% to $4.7 million for the three and nine month periods ended September 30, 1997 as compared to 1996.

Liquidity and Capital Resources

     The Company has several sources available for capital, primarily cash generated from operations, distributions from IPT and co-investment partnerships, and available credit under the $275 million revolving credit facility. At September 30, 1997, a total of $33 million was outstanding under this facility. As a result of the Company's ability to generate cash from operations, and such additional sources, the cash balances grew from $54.6 million at December 31, 1996 to $89.4 million at September 30, 1997. The Company uses Net EBITDA as an indicator of its working capital generated from operations. Net EBITDA increased 7% from $10 million to $10.7 million for the three months and 30% from $31.5 million to $40.9 million for the nine months ended September 30, 1997. Excluding the one-time Release Fee of $5 million, Net EBITDA would have increased 57% to $15.7 million, and 46% to $45.9 million for the three and nine months ended September 30, 1997. The following chart specifically identifies the sources of Net EBITDA and how the numbers are derived for each period.



                                          Three Months Ended              Nine Months Ended
                                             September 30,                  September 30,
                                          1997            1996           1997          1996

     Fee based services revenues        $96,855         $62,924        $246,131      $140,117
     Interest                             1,489             606           3,230         2,193
     Other                                   47             457             328         1,597
                                       --------       ---------       ---------     ---------
                                         98,391          63,987         249,689       143,907

     Fee based services expenses         79,155          51,055         197,921       106,570
     Administrative and other             4,393           1,974           8,633         5,681
     Release Fee                          5,000              --           5,000            --
                                        -------      ----------       ---------   ------------
     EBITDA - service company             9,843          10,958          38,135        31,656
                                        -------          ------        --------      --------
     FFO
       Insignia Properties Trust          4,176           3,230          12,751         9,898
       Co-investments and other             728             119           2,292           380
                                       --------         -------       ---------    ----------
     Total FFO                            4,904           3,349          15,043        10,278
                                        -------         -------        --------      --------
     Combined EBITDA and FFO             14,747          14,307          53,178        41,934
                                         ======          ======        ========      ========
     Interest expense                    (1,531)         (4,309)         (4,729)      (10,244)
     Trust based preferred dividends     (2,501)             --          (7,502)         (199)
                                        -------      ----------       ---------    ----------
     Net EBITDA                         $10,715        $  9,998       $  40,947     $  31,491
                                         ======         =======        ========      ========



     With the working capital generated through the operations of the Company and the availability under the revolving credit facility, the Company feels its capital resources are adequate. The Company's funding needs are reassessed as acquisitions are identified and pursued.

Subsequent Events

Acquisition of Realty One, Inc.

     On October 13, 1997, the Company acquired the outstanding stock of Realty One, Inc. and affiliated companies ("Realty One"). Realty One, a full-service residential broker headquartered in Cleveland, is the tenth largest residential real estate brokerage firm in the nation. The total purchase price was approximately $39 million, of which $35 million was paid in cash and the remainder through the issuance of common stock in the Company. The cash portion of the purchase was financed by borrowings under the Company's revolving credit facility.

Acquisition of First Winthrop Corporation

     On October 28, 1997, the Company announced the acquisition of 100% of the Class B stock of First Winthrop Corporation ("FWC") and a general partnership interest in Winthrop Financial Associates ("WFA"). This acquisition gives the Company the right to direct the activities of partnerships owning 47 apartment properties comprising approximately 16,500 residential apartment units. In addition, the Company also acquired limited partnership interests in certain of these partnerships which own 29 properties comprising approximately 12,000 units. The combined purchase price was approximately $69 million, which is entirely payable in cash obtained from borrowings under the Company's revolving credit facility.

Acquisition of Barnes, Morris, Pardoe & Foster

     On October 30, 1997, the Company announced a definitive agreement to purchase Barnes, Morris, Pardoe & Foster, one of the leading commercial real estate services firms in the Washington, D.C. area. The purchase price has not been finalized.

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

                                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 4 in Notes to Condensed Consolidated Financial Statements, Part I, Item 1, of Form 10-Q for September 30, 1997 for the details on outstanding issues. Also, see Registrants' Annual Report on Form 10-K for the year ended December 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         11.  Statement Re:  Computation of earnings per share.

     b)  Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended September 30, 1997:

         1. Form 8-K dated July 21, 1997 and filed August 1, 1997 disclosing Registrants' announcement of definitive agreements between AMIT and IPT to effect a non-taxable merger of the two entities.

         2. Form 8-K dated August 14, 1997 and filed August 28, 1997 disclosing Registrants' agreement with the United States Department of Housing and Urban Development ("HUD") to resolve certain matters concerning services provided to HUD - supported affordable housing projects.

         3. Form 8-K dated August 15, 1997 and filed August 28, 1997 disclosing Registrants' announcement to commence the repurchase of its shares of Class A Common Stock on the open market.

         4. Form 8-K dated September 17, 1997 and filed September 29, 1997 disclosing Registrants' international expansion of its operations through the purchase of 60% of the stock of CAGISA ("Compagnia di Amministrazione e Gestioni Immobiliare S.p.A.")..

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