Form 10-K
period 1997-12-31
INSIGNIA FINANCIAL GROUP INC
filed 1998-03-24
CIK 870480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            {X} Annual Report Pursuant to Section 13 of 15(d) of the
                 Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1997
                                       or

          { } Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (No Fee Required)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-K. {X}

     As of February 27, 1998 there were outstanding 30,446,171 shares of Class A Common Stock. Based on the closing price of $23.375 per share of Class A Common Stock as of such date, the aggregate market value of Registrant's Shares held by non-affiliates was approximately $508 million.


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders in Part III of this Form 10-K.

                                     Part I

Item 1.  Business

     General. Insignia Financial Group, Inc. (the "Company" or "Insignia") is a Delaware corporation incorporated in July 1990. The Company is a fully integrated real estate services organization specializing in the ownership and operation of securitized real estate assets. As the largest manager of multifamily residential properties in the United States and one of the largest managers of commercial properties, Insignia performs property management, asset management, investor services, partnership accounting, real estate investment banking, and real estate brokerage services for various types of property owners, including approximately 900 limited partnerships having approximately 350,000 limited partners. Insignia commenced operations in December 1990 and since then has grown to provide property and/or asset management services for over 2,700 properties, which include approximately 280,000 residential units (including cooperative and condominium units) and approximately 160 million square feet of commercial space, located in over 500 cities in 48 states, Italy and the United Kingdom.

     Insignia's principal business strategy is to expand its real estate services business in four primary ways. First, the Company seeks to acquire, or to have an affiliate acquire, controlling positions in entities that own or control real estate properties, and then, subject to their fiduciary duties to such entities, engage Insignia to provide management services. Second, Insignia seeks to enter into special contractual relationships with non-affiliated third parties that own or control portfolios of real estate properties pursuant to which Insignia will provide management services to some or all of the properties within their portfolios. Third, the Company seeks to expand its management of properties which are owned by non-affiliated third parties, such as large insurance companies, banks, government or quasi-government agencies, and other institutional investors and lenders. Fourth, Insignia seeks to make opportunistic real estate investments in controlled entities, primarily through Insignia Properties Trust ("IPT"), a majority owned real estate investment trust ("REIT") subsidiary of the Company, or through institutional co-investments for both real estate cash flows and profits and additional service revenues.

     Real Estate Interests. Insignia's real estate interests consist primarily of limited partner interests in controlled partnerships which own real estate properties ranging from residential apartment complexes to commercial office, retail, and industrial parks. Insignia began making such investments in December 1994 in connection with the ConCap acquisition, and has since acquired additional interests through tender offers, the National Properties Investors, Inc. ("NPI") acquisition in January 1996, negotiated block purchases, secondary market purchases and co-investment ventures with institutional partners. In addition, in October 1997, the Company acquired an interest in First Winthrop Corporation, together with a substantial investment in limited partner interests.

     Acquisitions. Insignia completed the acquisition of ten property management and brokerage companies during 1997. These acquisitions include the following:
Rostenberg Doern Company, Inc., HMB Property Services, Inc., Frain, Camins & Swartchild, Inc. ("FC&S"), The Related Companies of Florida, Radius Retail Advisors, Forum Properties, Inc., Realty One, Inc. and affiliated companies, 100% of the Class B stock of First Winthrop Corporation and a general partnership interest in Winthrop Financial Associates ("Winthrop"), Barnes, Morris, Pardoe & Foster, and expansion internationally through the purchase of 60% of the stock in Compagnia di Amministrazione e Gestioni Immobiliare S.p.A. ("CAGISA"). CAGISA is one of the leading property management companies in Italy with management of approximately 10,000 units of mostly residential housing, primarily in Rome and Milan.

     The aggregate purchase price paid for these businesses, including CAGISA, was approximately $136.7 million paid from cash on hand of $101.6 million ($95.8 million, net of acquired cash from acquisition entities of $5.8 million), $4.2 million of the Company's Class A Common Stock, notes payable of $528,000 (net of $8.0 million in notes receivable), and $30.4 million in acquisition liabilities and deferred taxes.

     On February 26, 1998, the Company completed the acquisition of 100% of the stock of Richard Ellis Group Limited ("Richard Ellis"). Richard Ellis is a real estate services firm located in the United Kingdom. The purchase price paid for Richard Ellis was approximately $81.5 million, including $24 million of the Company's Class A Common Stock and existing stock options, $14.7 million in contingencies based on future performance measures and the balance in cash.

     Angeles Mortgage Investment Trust Merger. On July 18, 1997, IPT entered into a definitive merger agreement to merge with Angeles Mortgage Investment Trust ("AMIT"). The definitive agreement provides that each AMIT Class A share will be exchanged for 1.625 IPT common shares. The exchange ratios will be appropriately adjusted based on the respective amounts of per-share dividends declared or paid by AMIT since January 1, 1997 and by IPT since January 31, 1997. The proposed transaction is contingent upon, among other conditions, AMIT's receipt of a fairness opinion and the approval of the proposed transaction by certain governmental authorities and by the shareholders of AMIT.

     Stock Repurchase. The Board of Directors of the Company approved the repurchase of outstanding Class A Common Stock of the Company in amounts up to $50 million. On July 18, 1997, the Company obtained the approval of its requisite lenders to amend its revolving credit facility to permit such repurchases. At December 31, 1997, 166,400 shares of the Company's Class A Common Stock, aggregating approximately $3.3 million, have been repurchased.

     Purchase of Limited Partner Interests. On June 17, 1997, the Company completed, for $15.5 million in cash, the purchase of limited partner interests in partnerships controlled by IPT. Certain of those interests, aggregating approximately $12.6 million, were contributed to IPT, effective June 30, 1997, for common stock of IPT. The remaining $2.9 million was contributed to IPT, effective December 31, 1997, for limited partnership units in Insignia Properties, L.P. ("IPLP"), the controlled operating partnership of IPT.

     Private Placement. During the second and third quarters of 1997, IPT sold $52 million of its common stock of IPT shares through a private placement offering. In the fourth quarter of 1997, IPT sold an additional $10 million of its common shares in an unrelated private placement transaction. All such amounts are reflected in minority interests on Insignia's consolidated balance sheet at December 31, 1997.

     Stock Repricing and Related Amendments. On April 18, 1997, Insignia approved the repricing of certain employee stock options issued during 1996. The 274,900 options involved were issued primarily to new employees joining the
Company through acquisitions. The Company believes that this repricing is important to its employee retention and incentive programs. The repriced options have an exercise price of $17.50 per share over the five year vesting period, compared to a weighted average exercise price of $23.65 prior to repricing. On April 30, 1997, the Company's stockholders approved amendments to the Certificate of Incorporation, as previously amended, authorizing 50 million additional shares of the Company's Class A Common Stock and to the 1992 Stock Incentive Plan increasing the aggregate number of shares of Common Stock authorized for grant of awards from 4,666,666 to 5,250,000.

     Amended and Restated Credit Agreement. In the first quarter of 1997, the Company completed an amendment to its revolving credit facility, increasing the credit limit from $200 million to $275 million. The amended revolving credit facility involves a syndicate of 15 national and international financial institutions. At December 31, 1997, the Company had $144 million outstanding under the credit facility.

     Reorganization of Operations. In January 1997, Insignia reorganized its operations from six units to four units to achieve greater operating efficiencies and separate its real estate investment activities. Insignia's operating units now include Insignia Residential Group ("IRG"), Insignia/ESG, Inc. ("Insignia/ESG"), Insignia Financial Services ("IFS") and Insignia Properties Trust ("IPT"), through which the Company performs its various services. IRG and Insignia/ESG provide management, consulting, brokerage, investment and related services for residential and commercial properties, respectively. IFS provides financial services including real estate investment banking and co-investment.

     Formation of IPT. During 1996, the Company formed IPT for the purpose of acquiring and owning interests in multifamily residential and commercial properties, including limited and general partner interests in partnerships which hold such real estate properties. IPT has been organized in a manner that will allow it to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986. The Company and certain of its affiliates have transferred to IPT equity interests in entities comprising or controlling the general partners of certain public real estate limited partnerships in exchange for shares of beneficial interest of IPT.

     IPT is the sole general partner of Insignia Properties L.P. ("IPLP"), which functions as the operating partnership of IPT. The Company has transferred to IPLP certain of its limited partner interests in real estate limited partnerships (or equity interests in entities which own such interests) in exchange for units of limited partner interest in IPLP, which units are redeemable for cash (subject, however, to a first right of IPT to acquire any such units for which redemption is sought in exchange for common shares of IPT). As a result of these transactions, the Company held a 76% fully-diluted ownership interest in the combined IPT entity at December 31, 1997.

     Trust Based Convertible Preferred Securities. In November 1996, Insignia Financing I, a Delaware trust and a consolidated subsidiary of the Company (the "Trust"), issued and sold 2,990,000 shares of Trust Based Convertible Preferred Securities (the "Securities") with an aggregate liquidation amount of $149.5 million, sold pursuant to exemptions under the Securities Act of 1933, as amended, and the rules thereunder. All of the outstanding common securities of the Trust are owned by the Company. The sole assets of the Trust are the $154.1 million principal amount of 6.5% convertible subordinated debentures of the Company due September 30, 2016. The Company has certain obligations relating to the Securities which amount to a full and unconditional guarantee of the Trust's obligations under the Securities. The debentures issued by the Trust and the common securities of the Trust purchased by the Company are eliminated in the balance sheet. The Securities are entitled to distributions at the rate per annum of 6.5% of the stated liquidation amount, with quarterly distributions payable in arrears. The Company has the option to defer distributions from time to time, not to exceed 20 consecutive quarters. The Company has made distributions of approximately $10.0 million for the year ended December 31, 1997, which are reflected in minority interests in the consolidated statement of income. The Securities are convertible into the Company's Class A Common Stock at $26.50 per share through September 30, 2016, or upon the Company's option to redeem the Securities after November 1, 1999. The Securities are structured such that the distributions are tax deductible to the Company.

     Acquisition History. Insignia and its affiliates have acquired control of, or management rights to, 43 portfolios of properties since 1990. The Company believes that there are a significant number of other portfolios which may be available for future acquisitions. However, there can be no assurance that the closing of any such potential acquisitions will be consummated. The following table summarizes the portfolio acquisitions completed in 1997, 1996 and 1995 only, and their size in residential units and commercial square feet.

                                                                                              Commercial
                                                         Residential Units            Square Feet (in thousands)
                                                   ------------------------------- ---------------------------------
                                                            Contractually Third            Contractually   Third
     Year                                          Affiliated Restricted  Party   Affiliated Restricted    Party
      of                                             Proper-   Proper-   Proper-    Proper-    Proper-    Proper-
Acquisition     Portfolio Name                       ties(2)   ties(3)   ties(4)    ties(2)    ties(3)    ties(4)
         1997    Barnes Morris ...................                                                         9,000
         1997    Winthrop ........................    16,500
         1997    Realty One
         1997    CAGISA ..........................                       10,000
         1997    Forum ...........................                                                         2,400
         1997    Radius Retail Advisors, Inc. ....                                                         1,231
         1997    Related Companies of Florida ....                       10,370
         1997    Frain, Camins & Swartchild, Inc.                                                          4,930
         1997    HMB Property Services, Inc. .....                                                         1,078
         1997    Rostenberg-Doern Company, Inc. ..                                                         1,289
         1996    GSSW(1) .........................     6,161
         1996    Edward S. Gordon Company, Inc. ..                                                        25,500
         1996    Paragon .........................                                                        21,800
         1996    National Property Investors, Inc.    34,265              3,735     3,885
         1995    Propsys/Compass Ventures ........               565        138
         1995    Douglas Elliman-Gibbons & .......                       54,301
                   Ives/Kreisel Company, Inc.
         1995    Gleichman & Company, Inc. .......             1,500
         1995    O'Donnell Property Services .....                                              3,496     20,102



(1) The GSSW acquisition added additional affiliated management contracts as well as the general partner interest on third party properties acquired in 1994.

(2) Affiliated properties are ones in which some form of general partner interest or other control mechanism resides with the Company or an affiliate.

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

     In addition, over the past 24 months the Company has co-invested, with institutional partners, in the acquisition of 18 limited partnerships owning residential and commercial properties. The Company's ownership percentages in these co-investment partnerships range from 10% to 35% at December 31, 1997.
These co-investment partnerships, which are a major source of growth for Insignia, own assets in the aggregate valued at approximately $575 million and own 54 properties comprising 10,300 apartment units and 3.9 million square feet of commercial space.

     Services. The Company's services include property management, providing all of the day-to-day services necessary to operate a property, whether residential or commercial; tenant representation; corporate real estate consulting; asset management, including long-term financial planning, monitoring and implementing capital improvement plans, and development and execution of refinancings and dispositions; maintenance and construction services; marketing and advertising; investor reporting and accounting, including preparation of quarterly reports and annual K-1 tax reporting forms for limited partners, as well as regular reporting under the Securities Exchange Act of 1934 where applicable; investment banking, including assistance in workouts and restructurings, mergers and acquisitions, debt and equity securitizations, and acquisitions of limited partner interests; and real estate brokerage.

     The Company's senior management personnel have an average of over 20 years of experience in the real estate services industry and many of the most experienced managers joined the Company in connection with certain of its acquisitions. The Company believes that its management expertise and state-of-the-art computer and communications systems allow it to offer its customized services efficiently and at a cost to the Company that permits it to be competitive with other real estate service companies.

     The U.S. Department of Housing and Urban Development ("HUD") has approved Insignia to provide property management services for certain properties subject to regulations by HUD. Approximately 13% of the residential units managed by the Company were housing projects subsidized under various government programs administered by HUD. The programs administered by HUD have been under continuing review by the United States Congress. Recent changes could result in reductions of rents, on which management fees generally are based, in some HUD-subsidized projects. In addition, rent subsidies which currently are tied to projects may be converted to "tenant-based" assistance, permitting tenants in subsidized projects to retain their subsidies while moving elsewhere. The occupancy level or rental rates of such projects could be affected and, accordingly, the management fee paid to the property manager could be reduced. It is possible that changes in programs administered by HUD could result in lower rental revenue and project cash flow from which management and other fees are derived; however, the details of the implementation of recent changes are not yet sufficiently specific to determine their actual impact on such fees.

     Competition. Competition is intense in the markets for acquisition and control of real estate entities and the rights to manage the controlled properties, as well as for management of third-party owner properties. Insignia's competitors for residential property management include major organizations such as AIMCO of Denver, CO, and Lincoln Property Company of Dallas, Texas. Competitors in the commercial property real estate business include CB Commercial Real Estate Group of Los Angeles, California, Grubb & Ellis Company of Chicago, Illinois, LaSalle Partners of Chicago, Illinois, and Cushman & Wakefield of New York. Despite the large size of these and other competitors, the industry is highly fragmented and no single organization controls or manages more than a small percentage of the residential or commercial properties in the United States. Most competitors are regional or local organizations that manage a relatively small number of properties.

     Insignia believes that competition for acquisition of control of real estate entities is based principally on the ability to offer reasonable value to the seller of control, often restructuring the debt and equity of the controlled entity to allow the properties to provide positive cash flow to investors. Insignia believes its financial strength, together with its ability to evaluate and close acquisitions quickly and effectively using its in-house capabilities, its record of successful real estate services, and its low cost structure, provide credibility in negotiating such restructuring, and complement its ability to offer attractive terms to the seller. Insignia believes that its track record of having successfully completed 43 acquisitions since its inception gives it a competitive advantage in obtaining attractive acquisitions.

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

     Affiliated Entities. Metropolitan Asset Enhancement, L.P. ("MAE") was formed prior to 1991 to be the principal vehicle for acquiring general partner interests in limited partnerships owning real estate and real estate related assets that would be managed or serviced by the Company. Insignia holds a 19.1% limited partnership interest in MAE. As of January 1, 1998 this interest was transferred to Andrew Farkas under his amended employment agreement. Andrew L. Farkas, the Chairman of the Board, President and Chief Executive Officer of Insignia, owns the general partner of MAE, which has a 1% partnership interest. In August 1993, the Company entered into an agreement with MAE whereby (i) the Company agreed to assist MAE as its advisor and agent in connection with MAE's acquisition, asset management, property management, and securitization activities and in connection therewith to perform all services relating to the foregoing, (ii) the Company agreed to render to MAE full investment banking, financial advisory, recapitalization, asset restructuring, securitization and mortgage banking services (as sole compensation for the provision of such services, the Company receives certain cost reimbursements, incentive management fees, and transaction fees as defined in such agreement), and (iii) the Company and MAE agreed that, in the event either obtains an opportunity to acquire interests in real estate or in entities which own or control real estate, the Company will have the first right to acquire such interests. If the Company elects not to acquire any such interests, but MAE does elect to acquire such interests and the Company elects to provide any financing to MAE for such acquisition, then such financing shall be by means of loans that will bear interest at a rate equal to the rate then paid by the Company on indebtedness under a revolving credit facility. If the Company is not a party to a revolving credit facility, such rate will be the estimated rate the Company would pay on indebtedness incurred under a revolving credit facility.

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

     Employees.   At  December  31,  1997,  Insignia  had  approximately  11,000 employees. Of these employees, approximately 68% were employed as on-site personnel such as resident managers and maintenance people involved in property management. Fewer than 4% of such employees are covered by collective bargaining agreements. Approximately 89% of Insignia's employees are full time; part-time employees include those employed as housekeepers, porters, pool staff, lawn maintenance, and other service positions at site locations. Insignia believes that its employee relations are excellent. The Company's benefit programs include group comprehensive health and life insurance plans, paid vacations, a sick leave program, a disability plan, and a 401(k) plan.

Executive Officers

The following sets forth the names and ages of all persons currently serving as executive officers of the Company, their positions with the Company and their period of service as an executive officer of the Company. Each person serves until his successor is elected or appointed by the Board of Directors.

                                                               Beginning Year of
                                                                    Service as
    Name             Age                      Office           Executive Officer
Andrew L. Farkas     37  Chairman of the Board of Directors, President   1990
                          Chairman and Chief Executive Officer of
                          Insignia, Chairman of the Board of Trustees
                          of Insignia Properties Trust
James A. Aston       45   Office of the Chairman, Chief Financial        1991
                           Officer of Insignia; President of Insignia
                           Properties Trust
Joseph T. Aveni      64   Chief Executive Officer of Realty One          1997
Anthony M. Ciepiel   38   Chief Operating Officer of Realty One          1997
Albert J. Frazia     49   Senior Vice President of Human Resources
                           of Insignia                                   1997
Frank M. Garrison    43   Executive Managing Director and President of   1993
                           Financial Services Division of Insignia;
                           Executive Managing Director of Insignia
                           Properties Trust
Adam B. Gilbert      45   General Counsel and Secretary of Insignia      1998
Jeffrey L. Goldberg  36   Managing Director, Investment Banking          1991
Edward S. Gordon     62   Office of the Chairman; Chairman of            1996
                           Insignia/ESG, Inc.
Albert H. Gossett    50   Senior Vice President and Chief Information    1991
                           Officer
Henry Horowitz       51   Executive Managing Director and Chief          1993
                           Operating Officer of Insignia/ESG, Inc.
Neil J. Kreisel      52   Executive Managing Director and President of   1995
                           Insignia Residential Group
Martha L. Long       39   Senior Vice President - Finance and Controller 1996
Stephen B. Siegel    53   Executive Managing Director and President of   1996
                           Insignia/ESG, Inc.
Thomas R. Shuler     52   Executive Managing Director and Chief          1991
                           Operating Officer of Insignia Residential
                           Group
Ronald Uretta        42   Chief Operating Officer and Treasurer of       1992
                           Insignia and Vice President and Treasurer
                           of Insigina Properties Trust

     Andrew L. Farkas has been a director of Insignia since its inception in July 1990. Mr. Farkas has been Chairman and Chief Executive Officer of Insignia since January 1991, and President since May 1995. Prior to August 1993, Mr. Farkas was the sole director of Insignia. He has been Chairman of the Board of Trustees of Insignia Properties Trust since December 1996.

     James A. Aston has been Executive Managing Director of Investment Banking of Insignia since January 1991, with the Office of the Chairman of Insignia since July 1994, and Chief Financial Officer since August 1996. He became President of Insignia Properties Trust in December 1996.

     Joseph T. Aveni assumed his duties as Chief Executive Officer of Realty One at the time of Insignia's acquisition of Realty One, Inc. and affiliated companies in October 1997. Prior to joining Insignia, Mr. Aveni was one of the principal owners of Realty One, Inc. in Cleveland, Ohio. Mr. Aveni has more than 30 years of experience in residential brokerage, development, and property management.

     Anthony M. Ciepiel assumed his duties as Chief Operating Officer of Realty One at the time of Insignia's acquisition of Realty One, Inc. and affiliated companies in October 1997. From 1994 to 1997, Mr. Ciepiel was the President of Realty One, Inc. in Cleveland, Ohio. Prior to 1994, Mr. Ciepiel was the Chief Financial Officer and Executive Vice President of Griswold, Inc., a full service advertising agency.

     Albert J. Frazia joined the Company as the Senior Vice President - Human Resources in August 1997. From July 1987 to August 1997, Mr. Frazia was the Director of Human Resources for Ernst & Young Kenneth Leventhal Real Estate Group.

     Frank M. Garrison has been Executive Managing Director of Insignia and President of Insignia Financial Services, a division of the Company, since July 1994. Mr. Garrison became Executive Managing Director of Insignia Properties Trust in December 1996. Between January 1993 and July 1994, Mr. Garrison was Managing Director of Investment Banking, and, from January 1992 to December 1992, Mr. Garrison was Vice President - Investment Banking of Insignia.

     Adam B. Gilbert assumed his duties as General Counsel and Secretary of Insignia in March 1998. Prior to that time, Mr. Gilbert was a partner in the Manhattan law firm of Nixon, Hargrave, Devans & Doyle, LLP.

     Jeffrey L. Goldberg has been Managing Director of Investment Banking of Insignia since July 1994 and served as Managing Director of Asset Management of Insignia from January 1991 until July 1994.

     Edward S. Gordon has been with the Office of the Chairman of the Company and has been Chairman of Insignia/ESG, Inc. since July 1996. He is the founder and was Chairman of Edward S. Gordon Company, Incorporated, a commercial property management and brokerage firm whose assets were acquired by the Company in June 1996.

     Albert H. Gossett has been Vice President and Chief Information Officer of Insignia since January 1991 and Senior Vice President and Chief Information Officer of Insignia since July 1994.

     Henry Horowitz was Managing Director of Insignia Commercial Group, Inc. since January 1993 and Executive Managing Director and President since June 1994. He was promoted to Chief Operating Officer of Insignia Commercial Group in 1997 in connection with the merger of Insignia Commercial Group, Inc. with ESG. From January 1987 to January 1993, Mr. Horowitz was the Chief Executive Officer of First Resource Realty, Inc., a commercial property management organization, which Insignia acquired in January 1993.

     Neil J. Kreisel has been Executive Managing Director of Insignia and President of Insignia Management Services-New York, Inc., a subsidiary of the Company, since September 1995. Mr. Kreisel was promoted to his position of President of the Insignia Residential Group in January 1997. For more than five years, Mr. Kreisel has been President and Chief Executive Officer of Kreisel Company, Inc., a residential property management firm.

     Martha L. Long joined the Company as Controller of Insignia in June 1994 and was promoted to Senior Vice President - Finance and Controller in January 1997. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

     Thomas R. Shuler was promoted to Chief Operating Officer of Insignia Residential Group upon its creation in January 1997. Mr. Shuler has been Managing Director of Residential Property Management of Insignia since March 1991 and served as Executive Managing Director and President of Insignia Management Services, a former division of the Company, from July 1994 to January 1997.

     Stephen B. Siegel assumed his duties as President of Insignia Commercial Group, Inc. in January 1997 and as President of Insignia/ESG, Inc. in June 1996. Mr. Siegel had been a Managing Director of the Company since June 1996 and President of ESG in New York City since 1992. From 1988 to 1992, Mr. Siegel was engaged in a joint venture with Chubb Corporation to develop and acquire investment-grade office buildings throughout the United States.

     Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer of Insignia. He also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group, Ltd., a real estate investment banking firm. He became Vice President and Treasurer of Insignia Properties Trust in December 1996.

     There is no family relationship between any of the executive officers of the Company.

     Andrew Farkas, Chairman, President and Chief Executive Officer of the Company, is the sole stockholder of the general partner of MAE, which has a 1% general partner interest in MAE. Mr. Farkas is also (i) the sole stockholder of the general partner of, and owns a 5% limited partnership interest in, Metropolitan Acquisition Partners IV, L.P. (F"MAP IV"), which together with its general partner beneficially owned 9.0% of the outstanding Common Stock as of December 31, 1997, and (ii) the sole stockholder of the general partner of Metropolitan Acquisition Partners V, L.P. ("MAP V"), which together with its general partner beneficially owned 2.8% of the outstanding Common Stock as of December 31, 1997.

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

     The Company also occupies approximately 21,000 square feet at Insignia Financial Center, in Greenville, South Carolina. The lease expires on August 31, 2004 with two five-year renewal options and termination options during the third, sixth, and eighth years of the lease. Both buildings are owned by non-affiliated third parties. The current aggregate annual lease obligation for both locations is $1,800,000. Nationally, the Company leases office space in 98 locations and 26 states, all from non-affiliated third parties, under leases expiring at various dates between 1997 and 2005. Insignia believes its facilities are adequate for their current and planned uses.

Item 3.  Legal Proceedings

     1997 Tender Offer Litigation. In August 1997, IPLP Acquisition I LLC, a wholly-owned subsidiary of IPLP (the "Purchaser"), commenced tender offers for limited partner interests in six partnerships: Century Property Fund XVII, Century Property Fund XIX, Century Property Fund XXII, National Property Investors 4, Consolidated Capital Properties IV and Fox Strategic Housing Income Partners (the "Tender Partnerships").

     As previously reported on Forms 10-Q, three actions were commenced arising out of these tender offers. All three cases have been discontinued.

     United States Department of Housing and Urban Development. On or about May 8, 1997, the United States Department of Housing and Urban Development ("HUD") filed a civil lawsuit against one of the third party, unaffiliated owners of affordable housing to which the Company provides management services. The complaint alleges that the owner, Associated Financial Corporation ("AFC") of Los Angeles, California, whose chairman is A. Bruce Rozet, had improperly received monies from 17 properties managed by the Company over a period of approximately six years. The allegations include statutory violations which could, if proven, give rise to double and treble damages as well as civil penalties for false filings. The Company was not named as a defendant in the suit.

     On August 13, 1997, the Company entered into an agreement with HUD which resolved any claims which HUD could have made against the Company arising out of the allegations in the complaint against AFC and Rozet. Insignia has not admitted to any liability or wrongdoing in the matter, and it has affirmatively stated that it relied on the advice of legal counsel that its actions were proper. Although the Company believes it acted properly, it agreed to resolve the matter expeditiously to avoid potential complex, costly and disruptive litigation. In connection with the agreement, the Company paid the Government the sum of $5 million and recorded a one-time charge of $5 million (pre-tax) for its third quarter ended September 30, 1997.

     In addition, the Company agreed with HUD that it could make voluntary disclosures to the Government concerning other conduct arising out of or relating to its management of HUD-related properties. On or about October 13, 1997, the Company provided additional information to the Government.

     Including the $5 million Release Fee, the Company recorded total charges aggregating $10.2 million in 1997 for costs incurred and accrued in relation to its management of HUD properties. At December 31, 1997, the Company had $4.0 million included in accrued and sundry liabilities associated with its management of such properties.

     In December 1997, AFC and a number of affiliates made a motion to implead the Company as a third party defendant. In the proposed third party compliant, AFC and affiliates alleged a number of claims sounding principally in indemnification. The Government filed an opposition to that motion. On February 3, 1998, the Court denied AFC's motion to implead. On March 11, 1998, the Company and HUD resolved all remaining issues for a payment of $2.5 million.

     1996 Tender Offer Litigation. In May 1996, Walton Street Capital Acquisition II, LLC ("Walton Street"), together with certain Insignia affiliates, commenced tender offers for limited partner interests in ten real estate limited partnerships syndicated by The Balcor Company ("Balcor"). In May 1996, certain persons claiming to be holders of limited partner interests commenced a lawsuit entitled Chipain, Tom, v. Walton Street Capital Acquisition II, LLC, in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, on behalf of themselves, on behalf of a putative class of plaintiffs, and, as amended, derivatively on behalf of the Balcor-syndicated partnerships, challenging the actions of the defendants (including Insignia, an Insignia officer and certain affiliates, Walton Street and the general partners of the Balcor-syndicated partnerships) in connection with the tender offers and certain other matters.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1997, no matter was submitted to a vote of the stockholders of the Company through the solicitation of proxies or otherwise.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     In October 1995, the Company completed a second public offering in which 3,850,000 shares of Class A Common Stock were sold by the Company and 1,350,000 shares were sold by certain stockholders of the Company. The offering price of the Class A Common Stock was $14.50 per share. Prior to that time, in 1993, the Company had completed an equity offering in which 5,910,000 shares of Class A Common Stock were sold by the Company and 3,060,000 shares by certain stockholders of the Company at a price of $8.00 per share. The Class A Common Stock traded on the NASDAQ National Market prior to October 3, 1995, and since that date has traded on The New York Stock Exchange under the symbol IFS. The following table sets forth the high and low daily closing sale prices for the Class A Common Stock as reported on The New York Stock Exchange for each quarter of 1996 and 1997.

Calendar Period                                       High              Low

1996
   First Quarter.............................        24 3/8            17 3/16
   Second Quarter............................        29 5/8            20 1/2
   Third Quarter.............................        27                20 1/4
   Fourth Quarter............................        26                20 3/4

1997
   First Quarter.............................        25 6/8            17 3/8
   Second Quarter............................        19 5/8            16 7/8
   Third Quarter.............................        20 3/8            15 1/4
   Fourth Quarter............................        23 5/8            19

     The Company's transfer agent is First Union National Bank of North Carolina, 230 S. Tryon Street, 10th Floor, Charlotte, North Carolina 28288-1154. As of February 27, 1998, there were approximately 1,700 shareholders of record of the Class A Common Stock.

     The Company has never paid dividends upon the Class A Common Stock and does not currently intend to pay any dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations. The payment of dividends is subject to certain restrictions under the revolving credit facility. The Company declared a two-for-one stock split, effected as a stock dividend, on January 29, 1996.

Item 6.  Selected Financial Data

     The selected statement of operations data set forth below with respect to the years ended December 31, 1997, 1996, 1995, 1994 and 1993, and the balance sheet data at December 31, 1997, 1996, 1995, 1994, and 1993 are derived from and are qualified by reference to, the Consolidated Financial Statements of the Company and the Notes thereto and should be read in conjunction with
Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 in this Form 10-K.

     The tables set forth below provide a variety of statistical information about the Company. The Company believes that Net EBITDA, which is defined as earnings before interest, income taxes, depreciation and amortization (excluding equity earnings, apartment properties, and minority interests) ("EBITDA") combined with funds from operations (as hereinafter defined "FFO"), is a significant indicator of the strength of its results. EBITDA is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures, including expenditures for acquisitions. FFO is defined as income or loss from the real estate operations, which is net income in accordance with generally accepted accounting principles excluding gains or losses from debt restructuring, sales of property, and minority interests, plus depreciation and provision for impairment. Neither EBITDA nor FFO represent cash flow as defined by generally accepted accounting principles and do not necessarily represent amounts of cash available to fund the Company's cash requirements.

                                                Year Ended December 31,
                                        (In thousands except per share data)
                                    1997      1996      1995      1994    1993
Statement of Operations Data(1):
Revenues                          $400,843  $227,074  $123,032  $75,453 $52,577
Operating expenses                 325,886   172,046    94,727   54,757  37,720
Equity earnings                     10,027     3,590     2,461      113      --
Income before extraordinary item    10,233     9,266     6,258    7,261   4,925
Extraordinary (loss) gain               --      (702)     (452)      --    (255)
Net income                          10,233     8,564     5,806    7,261   4,670
Income per common share before
   extraordinary item - diluted       0.32      0.28      0.22     0.35    0.34
Net income per common share - diluted 0.32      0.26      0.20     0.35    0.32

                                                      December 31,
                                                     (In thousands)
                                     1997      1996      1995     1994    1993
Balance Sheet Data(1):
Cash and cash equivalents         $ 88,847  $ 54,614  $ 49,846 $ 36,596 $34,005
Management contracts               147,256   122,915    88,816   73,411  38,620
Investment in real estate limited
   partnerships and other
   securities                      215,735   150,863    60,473   37,926      --
Total assets                       800,223   492,402   245,409  174,272  88,835
Notes payable                      170,404    49,840    32,996   63,198   1,139
Redeemable convertible preferred
   stock                                --        --    15,000       --      --
Company-obligated mandatory
   redeemable convertible
   preferred securities of a
   subsidiary trust                144,065   144,169        --       --      --
Stockholders' equity               237,909   217,905   157,013   78,806  71,540
  Properties managed:
   Residential (units)             280,000   265,000   261,000  216,000 141,000
   Commercial properties
   (thousands of sq. ft.)          160,000   110,000    64,000   43,000  25,000

                                               Year Ended December 31,
                                         (In thousands except per share data)
                                     1997      1996      1995     1994    1993
Supplemental Data
EBITDA(2)                          $57,312   $49,008   $28,305  $20,696 $14,857
Combined EBITDA and FFO(3)          78,844    62,449    32,916   20,809  14,857
Net EBITDA(4)                       60,974    47,713    24,622   20,067  13,988
Net EBITDA per share                  1.93      1.45      1.09     0.98    0.96

(1) The Company and its affiliates have acquired control of, or management rights to, 42 portfolios of properties since 1990, the results of which affect the comparability of operations.

(2) Earnings before interest expense, taxes, depreciation and amortization (excluding equity earnings, apartment property, and minority interest).

(3) Funds from operations is a measure of real estate operations, which represents net income or loss in accordance with generally accepted accounting principles excluding gains or losses from debt restructuring, sales of property, and minority interests plus depreciation and provisions for impairment.

(4) EBITDA and FFO less interest expense and earnings allocable to preferred securities. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Insignia's prime objective is to increase income from operations and stockholder value through strategic growth in the assets that provide such returns. The Company posted strong results in pursuit of these objectives for the year ended December 31, 1997 on sharply higher revenues. The Company uses Net EBITDA as a primary indicator of financial performance and Net EBITDA increased 28% to $61.0 million in comparison to 1996. These financial results are impacted by various one-time charges totaling $12.3 million in aggregate, including the previously announced $5 million release fee paid to the United States Department of Housing and Urban Development ("HUD") during the third quarter and $5.2 million in related legal costs and reserves for future costs in the fourth quarter. Net EBITDA, excluding the one time charges, would have increased 54% to $73.3 million in comparison to 1996. Net EBITDA is defined as earnings before interest, taxes, depreciation and amortization ("EBITDA") combined with funds from operations ("FFO") less interest expense and earnings allocable to preferred securities. EBITDA for the service company increased 17% to $57.3 million while total FFO increased 60% to $21.5 million in comparison to 1996, respectively. Assets grew 63% from $492.4 million at December 31, 1996 to $800.2 million at December 31, 1997. Growth occurred mainly in receivables, investments in real estate limited partnerships, property management contracts, and costs in excess of net assets of acquired businesses. The growth in these areas is primarily due to the impact of acquisitions closed in 1997.

     During 1997, the Company completed ten business acquisitions, including expansion internationally through the purchase of 60% of the stock in CAGISA, a leading management company in Italy. Other acquisitions completed include the following: Rostenberg Doern Company, Inc., HMB Property Services, Inc., Frain, Camins & Swartchild, Inc. ("FC&S"), The Related Company of Florida, Radius Retail Advisors, Forum Properties, Inc., Realty One, Inc., 100% of the Class B stock of First Winthrop Corporation and a general partnership interest in Winthrop Financial Associates ("Winthrop"), and Barnes, Morris, Pardoe & Foster. The businesses, including CAGISA, were acquired for aggregate purchase consideration of approximately $136.7 million with $101.6 million from cash on hand ($95.8 million, net of acquired cash from acquisition entities of $5.8 million), $4.2 million of the Company's Class A Common Stock, notes payable of $528,000 (net of $8.0 million in notes receivable), and $30.4 million in accrued liabilities and deferred taxes.

     Cash and cash equivalents increased 63% from $54.6 million at December 31, 1996 to $88.8 million at December 31, 1997. The primary sources of funds include the receipt of $62.4 million by Insignia Properties Trust ("IPT"), a consolidated subsidiary of the Company, from private placement offerings of its securities, $38.1 million in collections from limited partnership distributions, and $111 million from borrowings under the revolving credit facility. The major uses of funds include $95.8 million paid for the acquisition of management contracts and acquired businesses (discussed above) and $93.1 million for the purchase of real estate limited partnership interests. See the Statement of Cash Flows and the discussion in the Liquidity and Capital Resources section below for more information.

     Receivables increased 165% from $46.0 million at December 31, 1996 to $122.2 million at December 31, 1997. This increase is primarily due to substantially increased brokerage and leasing activity transactions primarily in the commercial segment, coupled with substantial increases in operations from current year acquisitions. The increase in brokerage and leasing transactions is attributable to the growth in revenues generated by acquisitions, primarily ESG, Paragon and FC&S, over the past 18 months. Such receivables are to be collected at future dates as defined in the terms of the individual brokerage agreements.

     Property and equipment increased 57% from $12.1 million at December 31, 1996 to $19.0 million at December 31, 1997. This change is primarily due to expenditures for computer equipment and software in connection with the implementation of a change in the Company's computer platform. Also, contributing to the increase is approximately $2.4 million in property and equipment acquired through current year acquisition purchases.

     Investments in real estate limited partnerships and other securities increased 43% from $150.9 million at December 31, 1996 to $215.7 million at December 31, 1997. This increase resulted primarily from the investment of $93.1 million in additional limited partnership interests through acquisitions, secondary market purchases and real estate joint ventures, net of distributions received of $38.1 million. Also contributing to the increase was the recognition of $10.0 million in equity earnings for 1997.

     Property management contracts increased 20% from $122.9 million at December 31, 1996 to $147.3 million at December 31, 1997. During 1997, the Company completed the acquisition of 10 businesses which in aggregate contributed approximately $54.6 million in additional management contract bases. These acquisition purchases are offset by $23.2 million in amortization expense and the collection of approximately $6.8 million in disposition fees from the sale of real estate in limited partnerships syndicated by The Balcor Company ("Balcor"). In the second quarter of 1996, Balcor announced its intentions to sell a large portion of the properties covered by these management contracts. The Company entered into an agreement with Balcor whereby an advisory fee would be paid to the Company for services rendered in the sales transactions. The fees are paid in cash after close of the sale transaction and have been applied to the remaining unamortized contract basis associated with the Balcor properties.

     Costs in excess of net assets of acquired businesses increased 110% from $75.6 million at December 31, 1996 to $158.5 million at December 31, 1997. The increase is primarily a result of the payment of purchase price of approximately $87.4 million in excess of the net assets of acquired entities in 1997.

     Other assets increased 223% from $8.1 million at December 31, 1996 to $26.3 million at December 31, 1997. This increase is primarily due to acquisitions and internal growth within the Company. Contributing to this increase is 1) the capitalization of certain costs, in the amount of approximately $5.0 million, in connection with the implementation of a change in the Company's computer platform, 2) organization costs in the formation of IPT and proposed merger costs with AMIT aggregating approximately $4.5 million, and 3) investments in debt instruments totaling approximately $3.0 million.

     Accounts payable increased 701% from $1.7 million at December 31, 1996 to $13.7 million at December 31, 1997. Contributing to the increase is approximately $6.9 million in payables acquired through the purchases of CAGISA and Realty One in combination with significant increases in operations in the commercial segment from current year acquisition activity.

     Commissions payable at December 31, 1997 increased 174% or $32.5 million over December 31, 1996. Consistent with the change in receivables, this increase is attributable to substantially increased brokerage and leasing activity transactions from acquisitions over the past 18 months.

     Accrued and sundry liabilities increased 150% from $40.7 million at December 31, 1996 to $102.0 million at December 31, 1997. This increase is primarily due to the addition of approximately $30.4 million in accrued acquisition liabilities and deferred tax liabilities coupled with a $13.3 million increase in accrued employee compensation and incentives compared to 1996.

     Minority interests in consolidated subsidiaries of $61.5 million at December 31, 1997 represents the minority equity in IPT from private placement offerings in combination with the minority equity in CAGISA.

     Notes payable increased 242% from $49.8 million at December 31, 1996 to $170.4 million at December 31, 1997. This increase is attributable to acquisition purchases in 1997 which resulted in $111 million in additional borrowings on the revolving credit facility coupled with assumed notes payable of approximately $20.9 million in the Realty One purchase.

     Stockholders' equity increased 9% from $217.9 million at December 31, 1996 to $237.9 million at December 31, 1997 primary due to the receipt of $7.5 million from the issuance of common stock from the exercise of options; the issuance of the Company's Class A Common Stock in the amount of $4.2 million for the purchase of Realty One; and net income of $10.2 million for 1997.

Results of Operations for the Years Ended December 31, 1997 and 1996

     Insignia posted strong results in all major components of operational activity for 1997 due primarily to continued acquisition activity. The Company uses Net EBITDA as a primary indicator of its financial performance, and Net EBITDA increased 28% from $47.7 million in 1996 to $61.0 million in 1997. Net EBITDA per common share increased 33% from $1.45 in 1996 to $1.93 in 1997. EBITDA for the service company increased 17% from $49.0 million to $57.3 million and total FFO from real estate operations of IPT and co-investments increased from $13.4 million to $21.5 million for 1996 and 1997, respectively. These financial results are impacted by one-time charges totaling $12.3 million in aggregate, including $10.2 million in HUD related release fees, legal costs, and reserves for future costs. Excluding the one time charges, Net EBITDA would have reflected gains of 54% to $73.3 million and EBITDA for the service company would have reflected gains of 42% to $69.6 million in comparison to 1996.

     Total revenues increased 77% or $173.8 million for the year from $227.1 million in 1996 to $400.8 million in 1997. The growth in revenues is primarily reflected in fee based services, which posted gains of 80% to $388.9 million, in comparison to 1996. This growth rate is primarily attributable to the fee based services revenue in the commercial group, which posted impressive gains of approximately 152% from $98.0 million in 1996 to $246.4 million in 1997. This increase is reflective of the contributions of a full year of operations of ESG and Paragon, which were acquired on June 30, 1996, and the six commercial acquisitions in 1997. Fee based services revenue for the residential group posted an increase of 22% from $111.2 million in 1996 to $135.6 million in 1997. This growth is due primarily to the contributions in fee based services revenue of the four residential acquisitions in 1997, including CAGISA in Italy.

     Interest income increased 47% from $3.1 million in 1996 to $4.6 million in 1997 due to higher average interest bearing cash holdings in the current year compared to 1996.

     Apartment property revenue, which represents the operations of a controlled limited partnership, increased 10% to $6.6 million due primarily to increased rental activity at the property in comparison to 1996.

     Fee based services expense increased 92% from $164.8 million in 1996 to $315.7 million in 1997. Consistent with fee based services revenue, fee based services expense increased significantly in the commercial group as a direct result of the eight commercial acquisitions over the past eighteen months. Fee based services expense for the commercial group increased 142% from $85.4 million in 1996 to $207.0 million in 1997. Fee based services expense for the residential group, which include a one-time charge of $2.1 million for a note receivable deemed uncollectible, reflected an increase of 35% from $71.6 million in 1996 to $96.9 million in 1997.

     Administrative expenses increased 42% from $7.2 million in 1996 to $10.2 million in 1997. This increase, which is significantly lower that the growth rate in revenues, is due in part to the increased operational expansion over the course of 1997 and clearly demonstrates the Company's ability to efficiently absorb acquisitions into its existing administrative and corporate infrastructure.

     Interest expense decreased 39% from $12.9 million in 1996 to $7.9 million in 1997. This increase is directly attributable to lower average outstanding borrowings on the revolving credit facility in 1997 compared to 1996. Contributing to the lower outstanding borrowings in 1997 was the use of proceeds from the issuance of the trust based convertible preferred securities in November 1996 to pay down outstanding notes payable.

     Depreciation and amortization increased 38% from $23.0 million in 1996 to $31.7 million in 1997. This increase is consistent with the growth of the
Company over the past twelve months attributable to acquisitions. These acquisitions have reflected significant purchases of amortizable assets resulting in a corresponding increase in amortization expense. In addition, the 57% growth in property and equipment from internal growth and acquisition activity has resulted in a similar increase in depreciation expense in 1997.

     The $5 million release fee represents a negotiated one time payment to HUD to remove the Company from any potential liability in a civil lawsuit filed by HUD against one of the third party unaffiliated owners of affordable housing to which the Company provides management services. The $5.2 million legal reserve represents the one-time charge for HUD related legal costs and reserves for potential future incremental costs that the Company believes may result from its management of HUD properties. The Company does not anticipate further costs beyond those incurred and accrued in 1997.

     Equity earnings increased 179% from $3.6 million in 1996 to $10.0 million in 1997. This increase is attributable to: 1) equity earnings of $645,000 from investments in co-investment partnerships (no comparable earnings from these investments existed in 1996); 2) significant purchases of limited partnership interests in partnerships for which no investments existed in 1996; 3) increased ownership in IPT controlled partnerships through tender offers in the 4th quarter of 1997; and 4) the continued improvement in the operating results of IPT controlled partnerships as discussed in the Financial Conditions section on FFO above.

     Minority interests in consolidated subsidiaries increased 530% from $2.0 million in 1996 to $12.4 million in 1997. This increase is primarily due to: 1) $10 million in dividends paid on the trust based convertible preferred securities in 1997 compared to $1.6 million in 1996 (the securities were issued in November 1996); 2) $1.2 million in minority equity in the current year earnings of IPT (the Company held an average 87% aggregate ownership interest in IPT for 1997 compared to 100% in 1996); and 3) $1.3 million in charges resulting from distributions made by a majority owned partnership subsidiary of IPT to the holders of minority equity interests (which resulted in negative equity for the minority owners). Generally accepted accounting principles requires such charges to be taken by the majority owner on the presumption that the negative equity of the minority owners on a historical book value basis cannot be recovered by the majority owner.

     The provision for income taxes increased 20% from $5.7 million in 1996 to $6.8 million in 1997. This increase is attributable to the rise in net income in comparison to 1996 coupled with an increase in the effective tax rate from 38% to 40% because of changes in assets and their tax bases as determined by the structure of the purchase agreements for acquisitions completed over the past twelve months and higher tax rates where these acquisitions occurred.

     As a result of the foregoing factors, net income increased 19% to $10.2 million in 1997 compared to $8.6 million in 1996. Diluted earnings per share increased to $.32 for 1997 compared to $.26 for 1996.

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

     The Company uses Net EBITDA as a primary indicator of its financial performance, which is combined EBITDA and FFO less interest expense and earnings allocable to preferred securities. See the table in Liquidity and Capital Resources that breaks out all components of Net EBITDA. Net EBITDA per share was $1.45 for 1996 compared to $1.09 for 1995.

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

     As a result of the foregoing factors, net income increased 48% from $5.8 million in 1995 to $8.6 million in 1996. Diluted earnings per share was $.26 for 1996 compared to $.20 for 1995.

Year 2000 Compliance

     Insignia has completed an assessment on the impact of the year 2000 issue and has determined that it will have to modify or replace portions of its software so that computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be completed no later than early 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with current ongoing changes in its computer platform, expected to be complete later in 1998, coupled with current modifications to existing software and software conversions, the year 2000 issues will not pose significant operational problems for its computer systems. The Company is currently assessing the extent to which its operations are vulnerable should third party vendors and other organizations, with which the Company conducts business, fail to remediate properly their computer systems. In the event that such necessary modifications and conversions are not made, or are not completed in a timely fashion, the year 2000 issue could potentially have a material impact on the operations of the Company.

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

     For the last several years, rental and occupancy rates across the country have generally been stable. However, in most areas of the Company's operations, the absence for several years of any significant new apartment construction is now resulting in upward pressure on both occupancy and rental levels. Certain aspects of the Company's operations are subject to regulation by the U. S.
Department of Housing and Urban Development ("HUD"). Rental rates of HUD properties are generally based on the expenses of maintaining the properties, rather than market forces, and are subject to regulatory approval. Occupancy rates of HUD properties, as well as both occupancy and rental rates at non-HUD properties, generally respond to market forces along with other properties in a region. The Company believes that increased collected rents arising from either higher occupancy or higher rents would have no material effect on overhead costs. There can be no assurance that rent collections will increase or that costs will not increase due to inflation or other causes.

     The programs administered by HUD have been under continuing review by the United States Congress. Recent changes could result in reductions of rents, on which management fees generally are based, in some HUD-subsidized projects. In addition, rent subsidies which currently are tied to projects may be converted to "tenant-based" assistance, permitting tenants in subsidized projects to retain their subsidies while moving elsewhere. The occupancy level or rental rates of such projects could be affected and, accordingly, the management fee paid to the property manager could be reduced. It is possible that changes in programs administered by HUD could result in lower rental revenue and project cash flow from which management and other fees are derived; however, the details of the implementation of recent changes are not yet sufficiently specific to determine their actual impact on such fees, if any. Approximately 13% of the residential units managed by the Company were housing projects subsidized under various government programs administered by HUD.

Other

     Certain items discussed in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Liquidity And Capital Resources

     The Company has several sources available for capital, primarily cash generated from operations, distributions from IPT controlled and co-investment partnerships, and available credit under the $275 million Revolving Credit Facility. At December 31, 1997, a total of $144 million was outstanding under this facility. As a result of its ability to generate cash, and such additional sources, cash balances grew from $54.6 million at December 31, 1996 to $88.8 million at December 31, 1997. The Company uses Net EBITDA as an indicator of its working capital generated from operations. Net EBITDA increased 28% to $61.0 million in comparison to 1996. Net EBITDA, excluding $12.3 million in one-time charges, would have increased 54% to $73.3 million in comparison to 1996. The following chart specifically identifies the sources of Net EBITDA and how the numbers are derived for each period.

                                                             Year Ended
                                                             December 31,
                                                       1997               1996

Fee based services revenue                           $388,922          $215,623
Interest                                                4,571             3,104
Other                                                     704             2,327
                                                      394,197           221,054
Less:
   Fee based services expenses                        315,653           164,830
   Administrative and other                            10,233             7,216
   Release fee                                          5,000                --
   Legal reserve                                        5,202                --
   Earnings attributable to IPT(1)                        797                --
EBITDA - service company                               57,312            49,008
FFO from real estate interests                         21,532            13,441
Combined EBITDA and FFO                                78,844            62,449
Interest expense                                       (7,867)          (12,918)
Preferred distributions                               (10,003)           (1,818)
Net EBITDA                                          $  60,974         $  47,713

(1) Earnings of $797,000 attributable to the operations of IPT (which is included in the consolidated income statement for the Company) are excluded from EBITDA for the service company. These earnings are included in FFO above.

     As part of the Company's cash management program, investments are periodically made in reverse repurchase agreements collateralized by obligations of the government National Mortgage Association ("GNMA") with maturities of one to three weeks. The Company generally does not take possession of the securities purchased under agreements to resell.

     At December 31, 1997, the Company had cash and cash equivalents of $88.8 million as a result of positive cash flow from operations, distributions from partnerships, proceeds from private placement offerings of IPT, and the proceeds from its debt sources. With the working capital generated through the operations of the Company and the remaining availability under the Revolving Credit Facility, management believes that the Company's cash and capital resources will be sufficient to finance the Company's operations for 1998. The Company's funding needs are reassessed as acquisitions are identified and pursued.

Subsequent Events

     Cohen Financial Transactions. On January 7, 1998, the Company acquired the rights to perform property management, leasing and construction supervision services for approximately 4.1 million square feet of commercial real estate from Cohen Financial. The purchase price was approximately $1 million, all of which was paid in cash.

     Goldie B. Wolfe & Company. On January 20, 1998, the Company acquired 100% of the stock of Goldie B. Wolfe & Company, a commercial real estate services firm. The purchase price was approximately $5.3 million, all of which was paid in cash.

     MAE GP Merger. Effective as of March 7, 1998, MAE GP Corporation ("MAE GP"), which until then was a wholly-owned subsidiary of MAE, was merged with and into IPT, with IPT surviving the merger (the "MAE GP Merger"). As consideration for the MAE GP Merger, IPT issued 332,300 shares of the common stock of IPT to MAE valued for purposes of the MAE GP Merger at $10.53 per share.

     MAE GP owned or controlled equity interests in entities which comprised or controlled the general partners of 29 public and 76 private real estate limited partnerships (collectively, the "MAE Partnerships"), nine of which are included in the IPT Partnerships. The MAE Partnerships own, in the aggregate, 169 properties containing approximately 32,000 residential apartment units and approximately 2.3 million square feetof commercial space. In connection with the MAE GP Merger, all of the shares of Class B common stock of AMIT, a real estate investment trust that has entered into a definitive agreement to be merged with IPT, which were until then owned by MAE GP, were transferred by dividend to MAE prior to the MAE GP Merger.

     In connection with the MAE GP Merger, on February 17, 1998, IPLP purchased certain assets described below from MAE for approximately $596,000. The assets purchased by IPLP from MAE consisted of (i) a 99% limited partner interest in Insignia Jacques Miller, L.P. ("IJM"), which in turn owns non-controlling equity interests in entities that comprise or control the general partners of 30 of the MAE Partnerships and various notes receivable (the 1% general partner interest in IJM was acquired by IPT from MAE GP in the MAE GP Merger), and (ii) a 6.557% limited partner interest in Buccaneer Trace Limited Partnership, which owns a 208-unit residential apartment complex located in Savannah, Georgia.

     Also in connection with the MAE GP Merger, on February 17, 1998, Insignia contributed all of the limited partner interests it owned in the MAE Partnerships to IPLP in exchange for units of limited partnership in IPLP ("OP Units"). The value of the interests contributed was approximately $5,460,000, for which Insignia received 518,528 OP Units (based on a value of $10.53 per unit).

     Richard Ellis Group Limited Acquisition. In January 1998, the shareholders of Richard Ellis Group Limited ("Richard Ellis") accepted the Company's offer to acquire 100% of the stock of Richard Ellis. Richard Ellis is a real estate services and investment firm located in the United Kingdom. The transaction is valued at approximately $81.5 million, including approximately $14.7 million of which is contingent on future performance measures. The transaction was completed on February 26, 1998. The Company funded the acquisition by borrowing $35 million from its revolving credit facility, issuing 617,000 shares of its Class A Common Stock, and assuming existing options to purchase 856,000 shares of its Class A Common Stock.

     Merger and Stock Spin-off. On March 17, 1998, the Company and Insignia/ESG, Inc. ("Insignia/ESG") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), and AIMCO Properties, L.P., a Delaware limited partnership, pursuant to which the Company will merge with an into AIMCO, with AIMCO as the survivor (the "Merger"). Consummation of the Merger is subject to certain conditions, including regulatory approval and the approval of the stockholders of the Company (but not the approval of the stockholders of AIMCO).

     Prior to the AIMCO Merger, the Company will spin off to its stockholders the stock of an entity that will become a separate public company and will include Insignia/ESG; the international commercial real estate service company; Insignia Residential-New York, a New York based cooperative and condominium management company; the Company's single-family home brokerage operations and other select holdings. Pursuant to an Indemnification Agreement entered into in connection with the Merger Agreement, the spun off company will provide indemnification for certain liabilities arising under the Merger Agreement.

     Assuming the stockholders of AIMCO approve the Merger, shares of the Company's Class A Common Stock will be converted into the right to receive an aggregate of approximately $303 million in Series E Preferred Stock, par value $.01 per share of AIMCO (the "Series E Preferred"). In addition to receiving the same dividends as holders of AIMCO common stock, holders of Series E Preferred are entitled to receive a preferred dividend of $50 million in the aggregate to be paid on or before January 15, 1999 and when paid, the Series E Preferred will automatically convert into AIMCO common stock on a one for one basis, subject to certain antidilution adjustments. The actual number of Series E Preferred issued in the Merger will be determined by a formula based on the average market price of AIMCO's common stock during a fixed period preceding the Merger, subject to a fixed maximum AIMCO exchange value of $38 per share. If AIMCO's average price during that period is less than $36.50 per share, AIMCO may elect to pay up to $15 million of the purchase price in cash, provided that such payment would not affect the tax free status of the Merger.

     In addition, AIMCO will assume approximately $308 million in outstanding indebtedness of the Company and will assume approximately $150 million of the 6
 .5% Trust Convertible Preferred Securities issued by Insignia Financing I, a subsidiary of the Company.

     If the stockholders of AIMCO do not approve the Merger, the Merger may nonetheless be consummated. However, instead of receiving approximately $303 in Series E Preferred, holders of the Company's Class A Common Stock would receive approximately $203 million in Series E Preferred and $100 million in Series F Preferred Stock, par value $.01 per share of AIMCO (the "Series F Preferred"). In either case, holders of Series E Preferred would be entitled to receive the $50 million preferred dividend. Holders of Series F Preferred are entitled to receive the greater of (i) the same dividends as holders of AIMCO common stock receive and (ii) preferred distributions of 10% of the face value of the Series F Preferred, with the preferred return rate escalating 1% each year until a 15% annual return is achieved. Upon the approval by the stockholders of AIMCO, the Series F Preferred will convert into Series E Preferred on a one-to-one basis.

     Also, the Merger Agreement provides that following the Merger, AIMCO is required to offer to purchase the outstanding shares of beneficial interest of IPT, a Maryland real estate investment trust, at a price of at least $13.25 per IPT share.

     As a condition to execution with the Merger Agreement, certain of the Company's executive officers executed voting agreements and irrevocable proxies in favor of AIMCO, pursuant to which each of the foregoing individuals agreed to vote the shares of the Company's Class A Common Stock owned of record and beneficially by him, including shares acquired after the date of the execution of the agreement (but excluding shares beneficially owned by others notwithstanding that such shares may be owned of record by him) in favor of the Merger and the Merger Agreement and against any competing transaction. In addition, each of Metropolitan Acquisition Partners IV, L.P. and Metropolitan Acquisition Partners V, L.P. (collectively, the "MAPs") also executed voting agreements and irrevocable proxies, pursuant to which each has agreed to vote certain shares of the Company's Class A Common Stock to which the Company's Chairman, Chief Executive Officer, and President would be entitled in a distribution of shares of the Company's Class A Common Stock made by the MAPs in favor of the Merger and the Merger Agreement and against any competing transaction.

Item 8.  Financial Statements and Supplementary Data

         The response to this item is submitted in Item 14(a) of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders.

Item 11.  Executive Compensation

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1) and (2):  The response to this portion of Item 14 is submitted as a separate section of this report - see Page F-2.

     (3) Exhibits:     See Exhibit Index contained herein.

     (b):              Reports on Form 8-K filed in fourth quarter of 1997:

                       Form 8-K dated September 17, 1997 and filed October 31, 1997 disclosing the completion of tender offers in six of the partnerships controlled by IPT, a controlled REIT affiliate of the Registrant.

                       Form 8-K dated October 10, 1997 and filed October 22, 1997 disclosing Registrant's acquisition of Realty One, Inc.

                       Form 8-K dated October 27, 1997 and filed November 10, 1997 disclosing Registrant's acquisition of the Class B stock of First Winthrop Corporation and limited partnership interests in certain partnerships controlled by First Winthrop.

                       Form 8-K dated September 17, 1997 and filed November 20, 1997 disclosing Registrant's acquisition of Barnes, Morris, Pardoe & Foster.

                       Form 8-K dated November 14, 1997 and filed November 17,
                       1997 disclosing Registrant's announcement   that   the
                       preliminary proxy statement for the pending merger of IPT, the Registrants' controlled REIT affiliate, with Angeles Mortgage Investment Trust, was filed with the SEC.

                       Form 8-K/A dated October 10, 1997 and filed December 23, 1997 amending Form 8-K filed October 22, 1997 to
                       file financial   statements   for  the  Realty   One,
                       Inc. acquisition.

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

                                         INSIGNIA FINANCIAL GROUP, INC.



                                      By:   /s/Andrew L. Farkas
                                      ------------------------------------------
                                            Andrew L. Farkas
                                            Chairman of the Board, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



By:    /s/Andrew L. Farkas              By:   /s/Robin L. Farkas
--------------------------------        ----------------------------------------
       Andrew L. Farkas                       Robin L. Farkas
       Chairman of the Board, President       Director
       and Chief Executive Officer



By:    /s/James A. Aston                By:   /s/Merril M. Halpern
--------------------------------        ----------------------------------------
       James A. Aston                         Merril M. Halpern
       Chief Financial Officer                Director



By:    /s/Martha L. Long                By:   /s/Robert G. Koen
--------------------------------        ----------------------------------------
       Martha L. Long                         Robert G. Koen
       Senior Vice President -                Director
       Finance and Controller


                                        By:   /s/Michael I. Lipstein
                                        ----------------------------------------
                                              Michael I. Lipstein
                                              Director



                                        By:   /s/Buck Mickel
                                        ----------------------------------------
                                              Buck Mickel
                                              Director



                                        By:   /s/Robert J. Denison
                                        ----------------------------------------
                                              Robert J. Denison
                                              Director

                           ANNUAL REPORT ON FORM 10-K

                     ITEMS 8, 14(a)(1) AND (2), (c) AND (d)

                          LIST OF FINANCIAL STATEMENTS

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1997

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

INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS




The following consolidated financial statements of Insignia Financial Group, Inc. and subsidiaries are included in Item 8:

      Insignia Financial Group, Inc. and subsidiaries

      Consolidated balance sheets - December 31, 1997 and 1996

      Consolidated statements of operations - Years ended December 31, 1997, 1996 and 1995

      Consolidated statements of stockholders' equity - Years ended December 31, 1997, 1996 and 1995

      Consolidated statements of cash flows - Years ended December 31, 1997, 1996 and 1995

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

                Report of Ernst & Young LLP, Independent Auditors


Stockholders and Board of Directors
Insignia Financial Group, Inc.


We have audited the accompanying consolidated balance sheets of Insignia Financial Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insignia Financial Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP


Greenville, South Carolina
February 13, 1998,
except for Note 20, as to which the date is March 19, 1998

                 Insignia Financial Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                               December 31
                                                                                               1997 1996
                                                                                   -----------------------------------
                                                                                   -----------------------------------
                                                                                             (In thousands)



Assets
Cash and cash equivalents, including $18,822 (1997) and
   $47,255 (1996) of reverse repurchase agreements ............................       $     88,847       $     54,614
Receivables ...................................................................            122,180             46,040
Property and equipment ........................................................             19,011             12,083
Investments in real estate limited partnerships and
   other securities ...........................................................            215,735            150,863
Apartment property ............................................................             22,357             22,125
Property management contracts .................................................            147,256            122,915
Costs in excess of net assets of acquired businesses ..........................            158,524             75,627
Other assets ..................................................................             26,313              8,135
                                                                                           -------            -------
Total assets ..................................................................       $    800,223       $    492,402
                                                                                           =======            =======
Liabilities and Stockholders' Equity
Liabilities:
   Accounts payable ...........................................................       $     13,705       $      1,711
   Commissions payable ........................................................             51,285             18,736
   Accrued and sundry liabilities .............................................            102,009             40,741
   Notes payable ..............................................................            170,404             49,840
   Non-recourse mortgage note payable .........................................             19,300             19,300
                                                                                           -------            -------
                                                                                           356,703            130,328

Company-obligated mandatory redeemable convertible
   preferred securities of a subsidiary trust .................................            144,065            144,169
Minority interests in consolidated subsidiaries ...............................             61,546                 --
Stockholders' Equity:
   Common  Stock,  Class A, par value  $.01 per share -  authorized
       100,000,000 shares,  issued and  outstanding  30,159,161 (1997) and
       28,857,097 (1996) shares, and 166,400 (1997) shares held in treasury                    302                289
   Additional paid-in capital .................................................            201,597            189,657
   Retained earnings ..........................................................             36,010             27,959
                                                                                           -------            -------
Total stockholders' equity ....................................................            237,909            217,905
                                                                                           -------
Total liabilities and stockholders' equity ....................................       $    800,223       $    492,402
                                                                                           =======            =======

See accompanying notes.

                 Insignia Financial Group, Inc. and Subsidiaries

                        Consolidated Statements of Income

                   (In thousands except for per share amounts)

                                                                                  Year Ended December 31
                                                                             1997          1996          1995
                                                                        --------------------------------------------
Revenues:
   Fee based services, including fees from affiliated partnerships
     of $67,816 (1997), $55,656 (1996) and $49,478 (1995)                    $388,922      $215,623      $118,828
   Interest                                                                     4,571         3,104         2,780
   Other                                                                          704         2,327         1,424
   Apartment property                                                           6,646         6,020             -
                                                                        --------------------------------------------
                                                                              400,843       227,074       123,032
Costs and expenses:
   Fee based services                                                         315,653       164,830        85,707
   Administrative                                                              10,233         7,216         8,020
   Apartment property                                                           3,251         3,034             -
   Interest                                                                     7,867        12,918         7,049
   Apartment property interest                                                  1,486         1,812             -
   Depreciation and amortization                                               31,709        23,031        13,493
   Apartment property depreciation                                                966           901             -
   Release fee                                                                  5,000             -             -
   Legal reserve                                                                5,202             -             -
   Termination of employment agreements                                             -             -         1,000
                                                                        --------------------------------------------
                                                                              381,367       213,742       115,269

Equity earnings - limited partnership interests                                10,027         3,590         2,461
Minority interests in consolidated subsidiaries                               (12,448)       (1,976)         (131)
                                                                        --------------------------------------------
Income before income taxes and extraordinary item                              17,055        14,946        10,093
Provision for income taxes                                                      6,822         5,680         3,835
                                                                        --------------------------------------------
Income before extraordinary item                                               10,233         9,266         6,258
Extraordinary item - loss on retirement of debt, net of
   income taxes of  $430 (1996) and $276 (1995)
                                                                                    -          (702)         (452)
                                                                        --------------------------------------------
Net income                                                                 $   10,233    $    8,564    $    5,806
                                                                        ============================================
                                                                        ============================================

Per share amounts - basic:
   Income before extraordinary item                                              $.35          $.33          $.23
   Extraordinary item                                                               -           .03           .02
                                                                        ============================================
   Net income                                                                    $.35          $.30          $.21
                                                                        ============================================

Per share amounts - assuming dilution:
   Income before extraordinary item                                              $.32          $.28          $.22
   Extraordinary item                                                               -           .02           .02
                                                                        --------------------------------------------
   Net income                                                                    $.32          $.26          $.20
                                                                        ============================================

See accompanying notes.

                 Insignia Financial Group, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                          Common         Common         Additional
                                                           Stock          Stock          Paid-in         Retained
                                                          Class A        Class B         Capital         Earnings
                                                      --------------------------------------------------------------
                                                                             (In Thousands)
Balance at December 31, 1994                                $  99          $ 2           $  63,672         $15,033
   Issuance of 2,747,924 shares of common stock                28            -              72,320               -
   Exercise of stock options - 132,179 shares
     of common stock issued                                     1            -               1,297               -
   Conversion of Class B common
     stock to Class A                                           2           (2)                  -               -
   Dividend on convertible preferred
     stock                                                      -            -                   -          (1,245)
   Net income for 1995                                          -            -                   -           5,806
   Adjustment for two-for-one stock split 12,938,833
     shares                                                   129            -                (129)              -
                                                      --------------------------------------------------------------
Balance at December 31, 1995                                  259            -             137,160          19,594
   Exercise of stock options - 334,937 shares
     of common stock issued                                     3           -                2,225               -
   October 1995 issuance costs                                  -            -                 (79)              -
   Exercise of warrants - 17,700 shares of common
     stock issued                                               1            -                 141               -
   Tax benefit of exercised options and warrants                -            -                 637               -
   Conversion of subordinated note payable -
     1,117,732 shares of common stock issued                   11            -              10,048               -
   Conversion of redeemable preferred stock -
     1,509,062 shares of common stock issued                   15            -              15,075               -
   Assumption of options in ESG acquisition                     -            -              24,450               -
   Dividend on convertible preferred stock                      -            -                   -            (199)
   Net income for 1996                                          -            -                   -           8,564
                                                      --------------------------------------------------------------
Balance at December 31, 1996                                  289            -             189,657          27,959
   Exercise of stock options - 1,193,404 shares
     of common stock issued                                    12            -               6,825               -
   Exercise of warrants - 65,000 shares of common
     stock issued                                               1            -                 649               -
   Issuance of 210,000 shares of common
     stock in Realty One acquisition                            2            -               4,198               -
   Repurchase of common stock - 166,400
     shares held in treasury                                   (2)           -              (1,099)         (2,182)
   Restricted stock awards                                      -            -                 550               -
   Tax benefit of exercised options and warrants                -            -                 817               -
   Net income for 1997                                          -            -                   -          10,233
                                                      ==============================================================
Balance at December 31, 1997                                $ 302         $  -            $201,597        $ 36,010
                                                      ==============================================================

See accompanying notes.

                 Insignia Financial Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                              Year ended December 31
                                                                     1997              1996             1995
                                                               -----------------------------------------------------
                                                               -----------------------------------------------------
                                                                                  (In thousands)
Operating activities
Net income                                                         $   10,233       $     8,564      $     5,806
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                     31,709            23,031           13,493
     Apartment property depreciation                                      966               901                -
     Equity in earnings of partnerships                               (10,027)           (3,590)          (2,461)
     Extraordinary loss                                                     -             1,132              728
     Minority interests in consolidated subsidiaries                   12,448             1,976              131
     Deferred income taxes                                             (4,044)           (2,516)            (820)
     Changes in operating assets and liabilities:
       Accounts receivable                                            (51,362)          (33,429)          (1,234)
       Other assets                                                    (9,682)             (527)             133
       Accrued compensation                                            13,643             7,326            1,635
       Accounts payable and accrued expenses                           13,530            (5,108)          (1,987)
       Commissions payable                                             32,549            18,134                -
                                                               -----------------------------------------------------
                                                                       29,730             7,330            9,618
                                                               -----------------------------------------------------
Net cash provided by operating activities                              39,963            15,894           15,424
                                                               -----------------------------------------------------
                                                               -----------------------------------------------------

Investing activities
Decrease (increase) in restricted cash, net                                 -             6,282           (6,110)
Additions to property and equipment, net                               (7,695)           (6,364)          (3,276)
Payments made for acquisition of management contracts and
   acquired businesses                                                (95,797)          (97,248)         (22,489)
Proceeds from Balcor dispositions                                       6,762             8,231                -
Purchase of real estate partnership interests                         (93,118)          (99,145)         (23,955)
Distributions from partnerships                                        38,061            12,347           11,130
Advances made under note agreements                                    (9,172)           (8,077)         (16,376)
Collections on notes receivable                                         4,523            21,911            4,366
Investment in apartment property, net of
   acquired cash                                                            -            (8,005)               -
Organization costs on formation of IPT                                 (3,743)
                                                               -----------------------------------------------------
Net cash used in investing activities                                (160,179)         (170,068)         (56,710)
                                                               -----------------------------------------------------

                 Insignia Financial Group, Inc. and Subsidiaries


                                                                              Year ended December 31
                                                                     1997              1996             1995
                                                               -----------------------------------------------------
                                                                                  (In thousands)
Financing activities
Proceeds from issuance of common stock                         $            -    $            -       $   71,558
Proceeds from issuance of preferred stock                                   -                 -           15,000
Proceeds from trust based convertible
   preferred securities                                                     -           149,500                -
Proceeds from refinancing non-recourse
   mortgage note                                                            -            19,300                -
Proceeds from issuance of common stock of IPT                          62,420                 -                -
Proceeds from exercise of stock options                                 7,487             2,519            1,298
Purchase of treasury stock                                             (3,283)                -                -
Payment of preferred stock dividends                                        -              (281)          (1,072)
Payment of distributions on trust based
   convertible preferred securities                                   (10,003)           (1,619)               -
Distributions made to minority interests                               (2,575)             (432)            (100)
Investment made by minority interests                                     249                 -            2,651
Payments on notes payable                                             (15,682)         (162,498)        (121,731)
Payments on non-recourse mortgage note                                      -           (16,876)               -
Proceeds from notes payable                                           118,141           175,740           89,660
Debt and stock issuance costs                                          (2,305)           (6,411)          (2,728)
                                                               -----------------------------------------------------
Net cash provided by financing activities                             154,449           158,942           54,536
                                                               -----------------------------------------------------
Net increase in cash and cash equivalents                              34,233             4,768           13,250
Cash and cash equivalents at beginning of year                         54,614            49,846           36,596
                                                               -----------------------------------------------------
Cash and cash equivalents at end of year                            $  88,847        $   54,614       $   49,846
                                                               =====================================================

See accompanying notes.

                 Insignia Financial Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1997


1. Organization

Insignia Financial Group, Inc. (the "Company" or "Insignia") is a Delaware corporation incorporated in July 1990. The Company is a fully integrated real estate services company specializing in the ownership and operation of securitized real estate assets throughout the United States and Italy. As a full service real estate management organization, Insignia performs property management, asset management, investor services, partnership accounting, real estate investment banking, mortgage banking and real estate brokerage services for various types of property owners.

One of the Company's subsidiaries, Insignia Properties Trust ("IPT"), was formed in 1996 for the purpose of acquiring and owning interests in multifamily residential and commercial properties, including limited and general partner interests in partnerships which hold such real estate properties. IPT has been organized in a manner that will allow it to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986. The Company and certain of its affiliates have transferred to IPT equity interests in entities comprising or controlling the general partners of certain public real estate limited partnerships in exchange for shares of beneficial interest of IPT.

IPT is the sole general partner of Insignia Properties L.P. ("IPLP"), which functions as the operating partnership of IPT. The Company has transferred to IPLP certain of its limited partner interests in real estate limited partnerships (or equity interests in entities which own such interests) in exchange for units of limited partner interest in IPLP, which units are exchangeable for common shares of IPT or are redeemable for cash. As a result of these transactions, at December 31, 1997 and 1996, IPT was 75% and 98% owned by the Company.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority-owned. All significant intercompany balances and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform with the 1997 presentation.

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

Loans Receivable

The allowance for credit losses related to loans that are identified for impairment is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. No significant loans are estimated to be impaired as of December 31, 1997.

Investments in Real Estate Limited Partnerships

Investments  in real  estate  limited  partnerships  represent  general  partner interests of .2% to 4% in certain limited partnerships and limited partner interests in real estate limited partnerships. The investments in real estate limited partnerships are accounted for by the equity method. Equity in earnings from these partnerships amounted to approximately $10,027,000, $3,590,000 and $2,461,000 for 1997, 1996 and 1995, respectively. Equity in earnings for 1996 excludes the Company's equity interest in extraordinary losses by the partnerships from early extinguishments of debt of $1,132,000.

Minority Interest

Minority interests in consolidated subsidiaries consist of the respective ownership of the minority shareholders.

                 Insignia Financial Group, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Advertising Expense

The  cost  of  advertising  is  expensed  as  incurred.   The  Company  incurred
$2,913,000,  $1,815,000 and $758,000 in advertising  costs during 1997, 1996 and
1995, respectively.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation of $8,507,000 (1997), and $5,681,000 (1996). Property and equipment consists of office furniture and fixtures, data processing equipment, computer software, and leasehold improvements.

Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Depreciation expense was $2,850,000
(1997), $1,842,000 (1996) and $1,444,000 (1995).

Property Management Contracts and Costs in Excess of Net Assets of Acquired Businesses

Property management contracts are stated at cost, net of accumulated amortization of $68,772,000 (1997) and $46,020,000 (1996). The Company
capitalizes costs paid or payable to third parties in the successful pursuit of acquiring management contracts. These contracts are amortized by the straight-line method over three to fifteen years. All costs related to unsuccessful attempts to acquire management contracts are expensed by the Company.

The carrying value of the property management contracts is reviewed if the facts and circumstances indicate that it may be impaired. If the review indicates that the property management contract costs will not be recoverable, as determined by the estimated profitability of the revenue generated by each portfolio, the Company's carrying value of the property management contract costs are reduced by the estimated shortfall on a discounted basis. No significant contracts are estimated to be impaired as of December 31, 1997, although termination in the future could adversely affect this estimate.

Costs in excess of net assets of acquired businesses are amortized by the straight-line method primarily over 15 to 25 years. Accumulated amortization is $7,036,000 (1997) and $2,553,000 (1996).

Insignia Financial Group, Inc. and Subsidiaries Notes to Consolidated Financial
                             Statements (continued)



2. Summary of Significant Accounting Policies (continued)

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

New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does anticipate that the adoption of this statement will change the method by which the Company reports segment disclosures.

Loan Costs

The Company capitalizes costs paid to third parties for obtaining or refinancing outstanding indebtedness. These costs are amortized over the term of the respective outstanding debt. Prepaid points are deducted from the related debt and are amortized over the term of the debt.

Revenue Recognition

Fee based services includes property management and commercial leasing fees, partnership administration and asset management fees, loan origination and loan servicing fees and investment banking fees and commission revenue related to real estate sales. Such revenues are recorded when the related services are performed, unless significant contingencies exist, or at contract closing in the case of real estate sales.

Insignia Financial Group, Inc. and Subsidiaries Notes to Consolidated Financial
                             Statements (continued)



2. Summary of Significant Accounting Policies (continued)

Distributions

IPT intends to pay distributions of at least the amount required to maintain REIT status under the Internal Revenue Code. In August 1997, the IPT Board adopted a policy to pay a quarterly distribution of $0.15 per common share; however, the payment of any distribution will be dependent on the liquidity and cash flows of IPT, which are primarily dependent on distributions from the underlying partnerships.

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

IPT elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), beginning with its taxable year ending December 31, 1996. Generally, a REIT which complies with the provisions of the Code and distributes at least 95% of its taxable income to its shareholders does not pay federal income taxes on its distributed income. If IPT fails to qualify as a REIT in any year, its taxable income may be subject to income tax at regular corporate rates (including any applicable alternative minimum tax). Even if IPT qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and excise taxes on its undistributed income.

                 Insignia Financial Group, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Distributions declared of $0.53 per share to IPT shareholders of record on December 30, 1996 and $0.15 per share to shareholders of record on October 31, 1997 were paid during the year ended December 31, 1997. Distributions declared of $0.20 per share were paid during the year ended December 31, 1996. For federal tax purposes, the portions of the 1997 distribution relating to return of capital and earnings and profits are 59% and 41%, respectively. The 1996 distribution consisted entirely of a return of capital. No REIT operating income was earned during 1996. Earnings and profits which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due to differences for federal tax purposes in the estimated useful lives to compute depreciation and the carrying value (basis) of the investment in partnership interests. The Company is taxed on its share of distributions received from IPT.

Foreign Currency Translation

The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of income. Translation adjustments in 1997 were not material.

3. Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

                 Insignia Financial Group, Inc. and Subsidiaries

3. Earnings Per Share (continued)

                                                                     1997             1996              1995
                                                              ------------------------------------------------------
                                                                    (In thousands, except per share amounts)
Numerator
Net income                                                            $ 10,233           $ 8,564         $  5,806
Preferred stock dividends                                                  -                (199)          (1,245)1
                                                              ------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                                     10,233             8,365            4,561

Effect of dilutive securities:
   Preferred stock dividends                                               -                 199              -1
   Convertible notes                                                       -                 152              -
                                                              ------------------------------------------------------
                                                                           -                 351              -
                                                              ======================================================
Numerator for diluted earnings per share -
   income available to common stockholders after assumed
   conversions                                                        $ 10,233           $ 8,716          $ 4,561
                                                              ======================================================

Denominator
Denominator for basic earnings per share - weighted average
   shares                                                           29,160,330        27,846,807       21,326,414

Effect of dilutive securities:
   Employee stock options                                            1,611,388         3,471,260          672,628
   Warrants                                                            808,773         1,006,861          729,736
   Convertible notes                                                       -             653,658              -
                                                              ------------------------------------------------------
 Dilutive potential common shares                                    2,420,161         5,131,779        1,402,364
                                                              ======================================================
 Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions
                                                                    31,580,491        32,978,586       22,728,778
                                                              ======================================================

 Basic earnings per share                                             $.35              $.30             $.21
                                                              ======================================================

 Diluted earnings per share                                           $.32              $.26             $.20
                                                              ======================================================

 1 Conversion of the convertible preferred stock is not assumed in the computation because its effect is anti-dilutive.

                 Insignia Financial Group, Inc. and Subsidiaries

4. Acquisitions

During 1997, Insignia completed the acquisition of certain property management and brokerage companies, including the following: Rostenberg-Doern, Inc.; HMB Property Services, Inc.; Frain, Camins & Swartchild, Inc.; The Related Companies of Florida; Radius Retail Advisors; Forum Properties, Inc.; Realty One, Inc. and affiliated companies; 100% of the Class B stock of First Winthrop Corporation and a general partnership interest in Winthrop Financial Associates; and Barnes, Morris, Pardoe & Foster. In addition, the Company expanded internationally with the purchase of 60% of the stock of Compagnia di Amministrazione e Gestioni Immobiliare S.p.A. ("CAGISA"), a privately held property management company in Italy. The Company's significant acquisitions during the last three years are discussed below.

                                1997 Acquisitions

Frain, Camins & Swartchild Acquisition

On April 1, 1997, the Company acquired Frain, Camins & Swartchild, Inc. ("FC&S"). FC&S is a full service commercial, retail and industrial real estate brokerage firm located in Chicago, Illinois. The purchase price paid by Insignia for FC&S was approximately $4.4 million, consisting of $3.5 million paid in cash and $850,000 in related acquisition costs. In addition, up to $4.5 million in contingent payments may be paid based on certain future performance measures. The contingent payments, when paid, will be recorded as additional acquisition costs. The operations of FC&S have been included in the operations of the Company since April 1, 1997. The acquisition was accounted for as a purchase.

The Related Companies of Florida Acquisition

On April 29, 1997, the Company acquired a portfolio of certain management rights from The Related Companies of Florida ("Related"). The transaction includes the management of approximately 10,300 units of multifamily residential housing, all of which are located in the state of Florida. The purchase price paid by Insignia for these rights was approximately $12.0 million, consisting of $10.5 million paid in cash, $528,000 in notes payable (net of $8 million in notes receivable issued to the sellers) and approximately $1.0 million in contingent payments and acquisition costs. The operations of Related have been included in the operations of the Company since April 29, 1997. The acquisition was accounted for as a purchase.

                 Insignia Financial Group, Inc. and Subsidiaries

4. Acquisitions (continued)

Realty One, Inc. and Affiliates Acquisition

On October 13, 1997, the Company acquired the outstanding stock of Realty One, Inc. and affiliated companies ("Realty One"), including First Ohio Mortgage Corporation. Realty One is a full service residential real estate brokerage firm headquartered in Cleveland, Ohio and serving primarily the northern region of Ohio. First Ohio Mortgage Corporation originates single family home mortgages for both Realty One clients and third parties. The purchase price paid by Insignia for Realty One was $39.1 million, consisting of approximately $34.1 million in cash, and 210,000 shares of the Company's Class A Common Stock, valued at $4.2 million. In addition, the Company has incurred $825,000 of acquisition costs. The operations of Realty One have been included in the operations of the Company since October 10, 1997. The acquisition was accounted for as a purchase.

First Winthrop Corporation Acquisition

On October 27, 1997, the Company acquired 100% of the Class B stock of First Winthrop Corporation and a general partnership interest in Winthrop Financial Associates ("Winthrop"). This acquisition gives the Company the right to direct the activities of real estate limited partnerships owning 47 apartment properties comprising approximately 16,500 residential apartment units. In addition, the Company acquired limited partnership interests in, or the right to acquire limited partner interests in, certain of these partnerships which own 29 properties comprising approximately 12,100 residential apartment units. The purchase price paid by Insignia for Winthrop was approximately $78.4 million, including approximately $28.3 million for limited partnership interests. A deferred tax liability of approximately $17.7 million was recorded in connection with the acquisition. The Winthrop acquisition was accounted for as a purchase. All operations attributable to the Winthrop acquisition have been included in the operations of the Company since October 27, 1997. (See Note 16 for further discussion of Winthrop).

Barnes, Morris, Pardoe & Foster Acquisition

On October 30, 1997,  the Company  acquired  substantially  all of the assets of
Barnes, Morris, Pardoe & Foster ("Barnes Morris"), a commercial real estate services firm located in the greater Washington, D.C. area. The purchase price paid by Insignia for Barnes Morris was $17.0 million, consisting of approximately $15.2 million in cash and $1.8 million in acquisition costs and contingent guarantees. The operations of Barnes Morris have been included in the operations of the Company since October 30, 1997. The acquisition was accounted for as a purchase.

                 Insignia Financial Group, Inc. and Subsidiaries

4. Acquisitions (continued)

                                1996 Acquisitions

Edward S. Gordon Company, Inc. Acquisition

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

Paragon Group Property Services, Inc. Acquisition

On June 30, 1996, the Company acquired the commercial real estate services business of Paragon Group Property Services, Inc. ("Paragon"). Paragon's services include property management, leasing and tenant improvement services for managed properties as well as brokerage, fee development and real estate consulting services performed for various institutional clients. At closing, the acquired business managed and leased approximately 22 million square feet of commercial space comprised of 166 properties located in 17 states. The purchase price paid by Insignia for Paragon was $18.5 million in cash, an additional $4 million in future contingent purchase price (without interest), and warrants to acquire 50,000 shares of Class A Common Stock of Insignia. The warrants are exercisable for a period of five years from closing at $29 per share. Additionally, the Company incurred $930,000 of acquisition costs and recorded a net deferred tax liability of $1.2 million resulting from book and tax differences related to the acquisition.

Both the ESG and Paragon acquisitions were accounted for as purchases. The operations of Paragon and ESG have been included in the operations of the Company since June 30, 1996.

                 Insignia Financial Group, Inc. and Subsidiaries

4. Acquisitions (continued)

National Properties, Inc. Acquisition

On January 19, 1996, the Company purchased substantially all of the assets of National Properties, Inc. ("NPI"), its property management affiliates and certain of its limited partner interests in real estate limited partnerships for an aggregate purchase price of approximately $116 million. In the purchase, Insignia acquired (a) a significant percentage of the limited partnership interests in 14 public real estate limited partnerships, (b) all of the issued and outstanding common stock of NPI, which in turn owned or controlled, directly or indirectly, one or more of the general partners of certain public real estate limited partnerships and certain private limited partnerships, and (c) affiliates of NPI which provide real estate management services, including not less than $13.5 million in net liquid assets. A deferred tax liability of approximately $10.8 million was recorded in connection with the acquisition. All of the funds used to purchase NPI were drawn on Insignia's revolving credit facility with First Union National Bank of South Carolina. The NPI acquisition was accounted for as a purchase. The operations of NPI have been included in the operations of the Company since January 19, 1996.

                                1995 Acquisitions

Douglas Elliman-Gibbons & Ives Acquisition

On September 5, 1995, Insignia purchased the residential property management business of Douglas Elliman-Gibbons & Ives and all of the outstanding stock of Kreisel Company, Inc. (collectively "DEK"). Collectively, the acquired operations manage approximately 300 properties containing approximately 54,000 residential units, all of which are within the metropolitan New York City market and a substantial majority of which are within Manhattan. The purchase price paid by Insignia for these businesses was $14.0 million, consisting of $13.0 million in cash, of which $10 million was financed with a short-term loan from First Union National Bank of South Carolina, and $1.0 million in newly issued shares of Insignia Class A Common Stock (68,708 shares at $14.56 per share). A deferred tax liability of $3.1 million was recorded as a result of book and tax differences related to the acquisition. This acquisition was accounted for as a purchase. The operations of DEK have been included in the operations of the Company since September 5, 1995.

                 Insignia Financial Group, Inc. and Subsidiaries

4. Acquisitions (continued)

O'Donnell Property Services, Inc. Acquisition

On May 1, 1995, Insignia acquired all of the outstanding common stock of O'Donnell Property Services, Inc. ("OPSI") for consideration having an aggregate value as of the date of acquisition of approximately $7.0 million, including $2,000,000 in unsecured convertible notes and 55,556 shares of Insignia Class A Common Stock. Insignia acquired property management rights to approximately 23.6 million square feet of commercial, retail, office, and warehouse space located principally in California and Nevada. Insignia entered into consulting agreements with certain of the principal executives of OPSI for a period of five years. Such executives also entered into non-competition agreements with Insignia precluding their engaging in the business of commercial property management in California or Nevada for a period of five years. The OPSI acquisition resulted in a significant increase in commercial property management by Insignia. The operations of OPSI have been included in the operations of the Company since May 1, 1995. This acquisition was accounted for as a purchase.

                                Other Information

Pro forma results of operations for the years ended December 31, 1997, 1996 and 1995 assuming consummation of the FC&S, Related, Realty One, Winthrop and Barnes Morris acquisitions at January 1, 1996, and assuming consummation of the ESG, Paragon, NPI, DEK and OPSI acquisitions at January 1, 1995, is as follows (in thousands, except per share data):

                                                            1997              1996             1995
                                                      -----------------------------------------------------
                                                      -----------------------------------------------------
Revenues                                                    $508,283          $431,353         $280,197
Income before extraordinary item                               9,413             7,183            7,664
Net income                                                     9,413             6,481            7,212
Diluted earnings per common share:
   Income before extraordinary item                             $.30              $.22             $.24
   Net income                                                   $.30              $.20             $.22

The combined pro forma results of operations of the Company's other 1997 acquisitions were not disclosed based on the materiality of each transaction. The total cost of the Company's other 1997 acquisitions approximated $8.2 million.

These results do not purport to represent the operations of the Company nor are they necessarily indicative of the results that actually would have been realized by the Company if the purchase of the operating entities had been in effect the entire period.

                 Insignia Financial Group, Inc. and Subsidiaries

4. Acquisitions (continued)

The cost of the FC&S, Related, Realty One, Winthrop, Barnes Morris (1997), ESG, Paragon, and NPI (1996) acquisitions are summarized as follows (in thousands):

                                                            1997             1996              1995
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------
Notes payable and common stock                            $  21,463         $  26,525         $  3,711
Accrued and sundry liabilities                               15,658             4,298            1,789
Deferred tax liability, net                                  17,652            11,909            3,115
Cash paid at the closing dates                              121,415           175,892           17,185
                                                     ------------------------------------------------------
                                                           $176,188          $218,624          $25,800
                                                     ======================================================

The cost was allocated as follows:

                                                            1997             1996              1995
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------

Cash acquired                                            $    1,383     $           -      $         -
Accounts receivable                                           5,533                 -                -
Notes receivable                                                  -             5,000                -
Mortgage loans receivable                                     8,414                 -                -
Property and equipment                                        2,123                 -                -
Property management contracts                                47,811            63,260           24,324
Non-compete agreements                                            -             1,700                -
Goodwill                                                     80,067            74,232                -
Other assets                                                  2,529               594            1,476
Investment in limited partnership units                      28,328            73,838                -
                                                     ------------------------------------------------------
                                                           $176,188          $218,624          $25,800
                                                     ======================================================

                 Insignia Financial Group, Inc. and Subsidiaries

5. Reverse Repurchase Agreements

Periodically, the Company invests in reverse repurchase agreements. At December 31, 1997 and 1996, respectively, the Company had $8,856,000 and $12,952,000, in reverse repurchase agreements with First Union National Bank of South Carolina ("First Union") collateralized by obligations of the Government National Mortgage Association ("GNMA") with a weighted average interest rate of 5.5%
(1997) and 5.8% (1996) with maturities of one to three weeks. In addition, the Company has an agreement with First Union whereby it purchases various bonds with variable interest rates. The bank has guaranteed repurchase of the bonds at par with a 7-day notice from the Company. At December 31, 1997 and 1996, respectively, the Company had $9,966,000 and $34,303,000 invested in such bonds with a weighted average interest rate of 5.7% and 3.7%. All investments for 1997 and 1996 are reflected in the accompanying balance sheet at cost which approximated market value as of such date and are included in cash and cash equivalents.

The Company generally does not take possession of the securities purchased under agreements to resell.

6. Receivables

                                                                             December 31
                                                                        1997            1996
                                                                 -----------------------------------
                                                                 -----------------------------------
                                                                           (In thousands)
Accounts receivable                                                   $  23,466       $  9,899
Commissions receivable                                                   76,838          33,372
Mortgage loans receivable                                                11,991              -
Income tax refund receivable                                              4,488              -
Notes receivable:
   Brokerage employees with interest at prime plus 1%                     1,894          1,104
   Outside entities with interest ranging from 8% to 11%                    238             60
   Affiliates with interest ranging from 8% to 24%                        2,513          1,428
   Chairman, executive officers, and other employees with
     interest ranging from 6% to 10%                                        752            177
                                                                 -----------------------------------
                                                                          5,397          2,769
                                                                 -----------------------------------
                                                                       $122,180        $46,040
                                                                 ===================================

                 Insignia Financial Group, Inc. and Subsidiaries

6. Receivables (continued)

Accounts receivable consist primarily of management fees expected to be collected in 1998. The accounts receivable are not collateralized, but credit losses have been insignificant and within management's estimate. Commissions receivable consist of commercial lease commissions, substantially from ESG operations, of $70,808,000 (1997) and $29,814,000 (1996). Certain notes receivable are collateralized by various partnership interests, assignment of notes and liens, and real estate.

Principal   collections  on  notes  receivable  are  scheduled  as  follows  (in thousands):

                           Notes          Commissions
                         Receivable        Receivable
                     ------------------------------------

    1998                   $2,020          $69,506
    1999                      247            6,390
    2000                    2,339              815
    2001                      305               89
    2002                      144               14
Later years                   342               24
                     ------------------------------------
                           $5,397          $76,838
                     ====================================

                 Insignia Financial Group, Inc. and Subsidiaries

7. Investments in Real Estate Limited Partnerships

The Company has significant equity investments in 50 limited partnerships, through IPT controlled and co-investment partnerships, which own real estate consisting primarily of residential apartments and commercial property throughout the United States. The Company's capital ownership percentages of such investments as of December 31, 1997 are as follows:

                                                                Capital
       Real Estate Limited Partnership                         Ownership %
---------------------------------------------------       --------------------

Consolidated Capital Growth Fund                                  39%
Consolidated Capital Institutional Properties                     26%
Consolidated Capital Institutional Properties/3                   12%
Consolidated Capital VI                                           22%
Consolidated Capital III                                          24%
Consolidated Capital IV                                           27%
Johnstown/Consolidated Income Partners                            10%
Davidson Growth Plus, L.P.                                        11%
Shelter Properties I                                              39%
Shelter Properties II                                             33%
Shelter Properties III                                            34%
Shelter Properties IV                                             32%
Shelter Properties V                                              39%
Shelter Properties VI                                             28%
National Property Investors III                                   45%
National Property Investors 5                                     47%
National Property Investors 6                                     44%
National Property Investors 7                                     43%
National Property Investors 8                                     38%
Century Property Fund XIV                                         41%
Century Property Fund XV                                          40%
Century Property Fund XVI                                         37%
Century Property Fund XVII                                        38%
Century Property Fund XVIII                                       29%
Century Property Fund XIX                                         33%
Century Property Fund XXII                                        27%
Fox Strategic Housing Income Partners                             15%
Consolidated Capital Institutional Properties/2                   20%

                 Insignia Financial Group, Inc. and Subsidiaries

7. Investments in Real Estate Limited Partnerships (continued)

                                                            Capital
    Real Estate Limited Partnership                        Ownership %
------------------------------------------            ---------------------

Courtyard Plaza Associates, L.P.                               20%
101 Marietta Street Associates                                 10%
Mockingbird Associates, L.P.                                   10%
Brickyard Investors, L.P.                                      19%
Southwest Associates, L.P.                                     25%
Brookhollow Associates, L.P.                                   20%
Western Hills Associates LLC                                   10%
Bingham Partners, L.P.                                         10%
Nashpike Partners, L.P.                                        30%
Bennington Square Associates, L.P.                             20%
Sleepy Lake Partners, L.P.                                     20%
Northpoint Partners, L.P.                                      10%
Chimney Ridge Associates, L.P.                                 20%
Cobble Creek, LLC                                              20%
Clayton Investors Associates, LLC                              20%
Fresh Meadows Development, LLC                                 35%
Glades Plaza, L.P.                                             20%
Hiawassee Oak Partners, L.P.                                   30%
Springhill Lake Investors, L.P.                                37%
Riverside Park Associates, L.P.                                35%
Winrock-Houston, L.P.                                          35%
Winthrop Texas Investors, L.P.                                 20%

These limited partnerships own approximately 212 properties comprising 54,390 apartment units and 5.5 million square feet of commercial space.

The  Company,  through  its  ownership  in IPT,  owns 62% of  National  Property
Investors 4 and therefore consolidates the financial statements of this partnership.

                 Insignia Financial Group, Inc. and Subsidiaries

7. Investments in Real Estate Limited Partnerships (continued)

Summarized financial information of the unconsolidated limited partnerships is as follows:

                                                                                   December 31
                                                               -----------------------------------------------------
                                                                     1997              1996             1995
                                                               -----------------------------------------------------
                                                                                  (In thousands)
Condensed Statements of Earnings Information
Revenues                                                             $391,807          $255,922         $107,111

Property operating expenses                                           204,716           140,414           59,615
Provision for impairment                                                    -                 -            8,255
Depreciation and amortization                                          72,067            50,504           23,891
Interest                                                               85,897            53,334           14,666
Administrative                                                         14,250            10,897            7,554
                                                               -----------------------------------------------------
Total operating expenses                                              376,930           255,149          113,981
                                                               -----------------------------------------------------
Income (loss) from operations                                          14,877               773           (6,870)
Other gains                                                             8,680             6,640            1,956
                                                               -----------------------------------------------------
Income (loss) before extraordinary items                               23,557             7,413           (4,914)
Extraordinary items - loss on retirement of debt                         (819)           (2,580)             126
                                                               -----------------------------------------------------
Net income (loss)                                                   $  22,738        $    4,833       $   (4,788)
                                                               =====================================================

                 Insignia Financial Group, Inc. and Subsidiaries

7. Investments in Real Estate Limited Partnerships (continued)

                                                         December 31
                                                    1997             1996
                                              -----------------------------------
                                                        (In thousands)
Condensed Balance Sheets Information
Cash and investments                              $   124,194      $   111,034
Receivables and deposits                               75,144           26,762
Other assets                                           38,428           37,231

Real estate                                         2,167,817        1,450,794
Less accumulated depreciation                        (843,658)        (635,942)
                                              -----------------------------------
Net real estate                                     1,324,159          814,852
                                              -----------------------------------
Total assets                                       $1,561,925      $   989,879
                                              ===================================
                                              ===================================

Mortgage notes payable                             $1,262,049      $   706,594
Other liabilities                                      55,668           47,353
                                              -----------------------------------
Total liabilities                                   1,317,717          753,947
Partners' capital                                     244,208          235,932
                                              -----------------------------------
                                                   $1,561,925      $   989,879
                                              ===================================

At December 31, 1997 the unamortized excess of the Company's investments over the historical cost of the underlying net assets of the investees was approximately $125.1 million which has been attributed to the fair values of the investees' underlying properties and is being depreciated over their useful lives.

                 Insignia Financial Group, Inc. and Subsidiaries

8. Accrued and Sundry Liabilities

                                                       December 31
                                                  1997              1996
                                            -----------------------------------
                                            -----------------------------------
                                                      (In thousands)

Estimated acquisition liabilities                 $  13,993       $  2,320
Employee compensation                                31,758         14,275
Deferred taxes                                       24,865         10,617
Legal reserve                                         4,000              -
Deferred revenue                                      2,296          1,476
Accrued vacation                                      1,501          1,308
Other                                                23,596         10,745
                                            -----------------------------------
                                                   $102,009        $40,741
                                            ===================================


9. Notes Payable

During 1997, to better position the Company in the acquisition market, the Company completed an amendment to its revolving credit facility, increasing the credit limit from $200 million to $275 million. The amended revolving credit facility involves a syndicate of 15 national and international financial institutions. The revolving credit facility bears interest at the annual rate of either prime plus an applicable margin ranging from 1/4 - 3/4%, the Federal Funds Rate, as defined, plus an applicable margin ranging from 1/4 - 3/4%, or LIBOR plus an applicable margin ranging from 1.5 - 2%, at Insignia's option and terminates on March 19, 2000 unless extended. At December 31, 1997, all of the outstanding amounts were subject to the LIBOR based rate. The Company also must pay an unused commitment fee of either .25% or .375% on the average unused balance for each quarter. The facility is secured by a pledge of the stock of all material subsidiaries and a negative pledge on all of the Company's service fee contracts and limited partner interests in real estate limited partnerships. The outstanding balance on the revolving credit facility as of December 31, 1997 was $144,000,000.

                 Insignia Financial Group, Inc. and Subsidiaries

9. Notes Payable (continued)

Notes payable consist of the following:

                                                                                         December 31
                                                                                    1997              1996
                                                                             -------------------------------------
                                                                             -------------------------------------
                                                                                        (In thousands)

Revolving credit  facility with interest only due quarterly at LIBOR plus 1.75%.
   Final payment due date is March 19, 2000 with
   possible extension to December 11, 2000.                                        $144,000            $43,000
Realty One affiliate First Ohio Mortgage Corporation maintains a $15 million line of credit with a bank that expires on April 30, 1998. The credit line is  collateralized  by  substantially  all assets of First Ohio Mortgage
   Corporation and guaranteed by companies  affiliated through common ownership.
   Repayment  of  each  advance  is due  within  fourteen  business  days of the funding.  Advances on the line of credit can only be drawn with evidence of a committed  residential  mortgage and any one line of credit cannot be used to fund any single residential  mortgage in excess of $400,000.  The rate on the
   credit line is equal to the prime rate.                                           12,495                  -
Realty  One  revolving   credit   agreement   with  a  bank  for  $5.5  million,
   collateralized  by the  property  and  receivables  of  Realty  One.  Monthly interest payments are due at Realty One's option of three rates (i) the prime rate,  (ii) the bank's Money Market rate plus a specified  margin as defined, or (iii) the bank's Cost of Funds rate plus 2.5%.  The rate at  December  31,
   1997 was 6.4%.  Advances on the credit line are due at the  maturity  date of
   September 30, 1999.
                                                                                      3,500                  -

                 Insignia Financial Group, Inc. and Subsidiaries

9. Notes Payable (continued)

                                                                                         December 31
                                                                                    1997              1996
                                                                             -------------------------------------
                                                                             -------------------------------------
                                                                                        (In thousands)
Realty  One  term  loan  with  a  bank,  with a $4.5  million  borrowing  limit, collateralized  by Realty One's  property and  receivables.  The term loan is payable in monthly  installments  of $75,000  plus  interest at Realty  One's option of three rates (i) the prime rate,  (ii) the bank's  Money Market rate plus a specified margin,  as defined,  or (iii) the bank's Cost of Funds rate plus 2.5%. The rate at December 31, 1997 was 6.4%.
   The maturity date is June 1, 2001.                                            $    2,625        $         -
Unsecured  convertible  notes bearing  interest at 10% with  quarterly  interest payments.  Principal  is payable in full at  maturity  date of April 30, 1998
   along with any unpaid interest.                                                    2,000              2,000
Term note, secured by equipment, bearing simple interest at
   prime plus 1/4% with principal being paid equally in 60 monthly installments of $58,333 plus interest.  Last
   scheduled payment is January 15, 2000.                                             1,458              2,158
Realty One affiliate,  Corporate  Relocation  Management,  maintains a revolving line of credit  agreement for $3 million that is  collateralized  by accounts receivable and the option of the bank to record first and/or second mortgages on any acquired  properties.  The outstanding  balance is due on demand.  The
   interest rate on the credit line was approximately 8.2% at December 31, 1997.      1,349                  -
Note payable bearing simple interest of 6.25% per annum
   with principal and interest paid monthly.  Last scheduled payment is
   December 19, 2000.                                                                 1,322              1,711
Unsecured nonrecourse note payable bearing simple interest
   at a rate of 6.5% per annum.                                                           -                430


                 Insignia Financial Group, Inc. and Subsidiaries

9. Notes Payable (continued)

                                                                                         December 31
                                                                                    1997              1996
                                                                             -------------------------------------
                                                                             -------------------------------------
                                                                                        (In thousands)
Two promissory  notes  payable  bearing  interest at LIBOR plus a margin of
   1.75%with quarterly interest payments.
   Principal is payable in full on April 29, 2012.                              $       528        $         -
Purchase money note at a rate per annum of 8% with
   quarterly principal and interest payments.  The note
   matures on April 1, 2000 and is secured by assignment
   of certain general and limited partnership interests.                              1,847              2,568
Realty One, other notes with interest rates from 5.1% - 7.7% due at various
   times through 2001.                                                                  922                  -
Unsecured note bearing interest at 8% payable quarterly beginning June
   1993.  Principal is payable in ten equal
   semi-annual payments beginning June 1993.  The note matured in December
   1997.                                                                                  -                437
Secured promissory note bearing simple interest of 7% per
   annum due on the last day of the year in 5 equal  installments  of  principal
   plus interest. Maturity date is December 31, 1999.                                    40                 60
                                                                             -------------------------------------
Subtotal                                                                            172,086             52,364
Less prepaid points                                                                  (1,682)            (2,524)
                                                                             -------------------------------------
                                                                                   $170,404            $49,840
                                                                             =====================================

The non-recourse mortgage note payable of $19,300,000 bears interest at 7.33% payable monthly. Principal is payable at maturity. Maturity date is November 1, 2003. The mortgage note is secured by the underlying apartment property.

                 Insignia Financial Group, Inc. and Subsidiaries

9. Notes Payable (continued)

The Company paid interest of approximately $4,466,000 (1997), $11,346,000 (1996) and $6,516,000 (1995).

Scheduled principal maturities on notes payable after December 31, 1997 are as follows (thousands of dollars):

    1998                                   $  19,009
    1999                                       3,149
    2000                                     149,301
    2001                                          99
    2002                                           -
Later years                                      528
                                       -----------------
                                            $172,086
                                       =================

Certain of the Company's note agreements contain various  restrictive  covenants
requiring,   among  other  things,   minimum  consolidated  net  worth,  minimum
liquidity, and various other financial ratios.

The Company is in compliance with its restrictive covenants.

10. Subordinated Convertible Note Payable

In connection with the Gordon Realty acquisition in 1994, Insignia issued a convertible subordinated note of $10,000,000 with interest at 7.5%, due January 17, 2002. The note was converted to 1,117,732 shares of Class A Common Stock on April 29, 1996.

11. Redeemable Cumulative Convertible Preferred Stock

On January 17, 1995, the Company sold 15,000 shares of redeemable cumulative convertible preferred stock (voting) to Apollo Real Estate Advisors, LP ("Apollo") for $15,000,000. On March 29, 1996, the Company notified Apollo of its intention to call for the redemption of the 15,000 shares of preferred stock. The preferred stock was converted to 1,509,062 shares of Class A Common Stock on April 29, 1996.

                 Insignia Financial Group, Inc. and Subsidiaries

12. Trust Based Convertible Preferred Securities

In November 1996, Insignia Financing I, a Delaware trust and a consolidated subsidiary of the Company (the "Trust"), issued and sold 2,990,000 shares of Trust Based Convertible Preferred Securities (the "Securities") with an aggregate liquidation amount of $149,500,000, sold pursuant to exemptions under the Securities Act of 1933, as amended, and the rules thereunder. All of the outstanding common securities of the Trust are owned by the Company. The sole asset of the Trust is the $154.1 million principal amount of 6.5% convertible subordinated debentures of the Company due September 30, 2016. The Company has certain obligations relating to the Securities which amount to a full and unconditional guarantee of the Trust's obligations under the Securities. The debentures issued and the common securities purchased by the Company are eliminated in the balance sheet. The Securities will mature on September 30, 2016 and require distributions at the rate of 6.5% per annum, with quarterly distributions payable in arrears. The Company has the option to defer distributions from time to time, not to exceed 20 consecutive quarters. The Company made distributions of $10,003,000 and $1,619,000 for 1997 and 1996, respectively, which are reflected in minority interests in the consolidated statements of income. The Securities are convertible into the Company's Class A Common Stock at $26.50 per share through September 30, 2016 or upon the Company's option to redeem the Securities after November 1, 1999. The Securities are structured such that the distributions are tax deductible to the Company. The proceeds of the offering were used to pay down debt under the revolving credit facility.

Discounts and offering costs, net of accumulated amortization, of approximately $5,435,000 and $5,331,000 at December 31, 1997 and 1996, have been netted against the Securities and are being amortized over the term of the Securities.

13. Stockholders' Equity

Common Stock, Preferred Stock and Retained Earnings

Effective December 31, 1995, the Company issued a two-for-one stock split effected in the form of a stock dividend of the Company's Class A Common Stock. All share related data for the year ended December 31, 1995 has been restated to give effect to the stock split.

                 Insignia Financial Group, Inc. and Subsidiaries

13. Stockholders' Equity (continued)

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

IPT's declaration of trust has authorized the issuance of up to 400,000,000 common shares and 100,000,000 preferred shares of beneficial interest. A private offering was completed in August 1997 with a total of 5,231,000 common shares issued at $10.00 per share. IPT also granted to certain potential investors an option to purchase for cash up to 1,000,000, in the aggregate, common shares of beneficial interest of IPT, at any time on or before October 10, 1997, at the price of $10 per share, provided that the purchaser is not in breach of certain covenants at the time of the purchase. This option was exercised during 1997. IPLP had 26,972,650 and 19,567,535 units outstanding at December 31, 1997 and 1996, respectively, which may be redeemed, subject to certain restrictions, for an equivalent number of common shares of IPT.

The Company's ability to pay dividends is subject to restrictions contained in its revolving credit facility. At December 31, 1997, the Company has unrestricted stockholders' equity of $55,182,000. At December 31, 1997, approximately $8,300,000 of the Company's retained earnings is represented by undistributed earnings of the companies underlying the investments in real estate limited partnerships that are accounted for by the equity method.

The Company had 2,813,366 (1997) outstanding warrants to acquire shares of Class A Common Stock of the Company, with exercise prices ranging from $7 - $29 and expiration dates from 1999 - 2003.

                 Insignia Financial Group, Inc. and Subsidiaries

13. Stockholders' Equity (continued)

Stock-Based Compensation

The Company's 1992 Stock Incentive Plan (the "Plan") has authorized the grant of options to management personnel for up to 5,250,000 shares of the Company's common stock. The term of each option will be determined by the Company's Board of Directors but will not be more than ten years from the date of grant. The Plan may be terminated by the Board of Directors at any time. Options granted typically have five year terms and vest ratably over a five-year period. Options are granted at prices not less than 100% of the fair market value of the Class A Common Stock at the date of grant.

The Company's 1995 Non-Employee Director Stock Option Plan (the "Directors Plan") has authorized the grant of options for up to 500,000 shares of the Company's Class A Common Stock. The terms of the Directors Plan are similar to the Plan.

The Company assumed 1,482,879 options under Non-Qualified Stock Option Agreements in connection with the acquisition of Edward S. Gordon Company Incorporated and Edward S. Gordon Company of New Jersey, Inc. The options granted are vested and have 5 year terms.

The Company had 240,800 (1997) outstanding restricted stock awards to acquire shares of Class A Common Stock of the Company. These awards, which have a 5 year vesting period, were granted to officers and other employees of the Company in 1997. Total compensation expense of $550,000 was recognized by the Company in 1997 for these awards.

During 1997, Insignia approved the repricing of certain employee stock options issued during 1996. The 274,900 options involved were issued primarily to new employees joining the Company through acquisitions. The repriced options have an exercise price of $17.50 per share over the five year vesting period, compared to a weighted average exercise price of $23.65 prior to repricing. In addition, the Company's shareholders approved amendments to the Certificate of Incorporation, as previously amended, authorizing 50 million additional shares of Class A Common Stock, par value $0.01 per share.

                 Insignia Financial Group, Inc. and Subsidiaries

13. Stockholders' Equity (continued)

In August 1997, IPT adopted the 1997 Share Incentive Plan (the "IPT Plan") to provide for the granting of share options and restricted shares to certain key employees (including officers), directors, consultants and advisors of IPT, including certain employees of Insignia. The IPT Plan will be administered by the Board of Trustees of IPT or a committee of the Board of Trustees. The IPT Plan provides that options granted may be "incentive share options" (as defined in the Code), non-qualified options or restricted shares, which vest on the attainment of performance goals or subject to vesting requirements or other restrictions prescribed by the Board of Trustees. The maximum number of IPT common shares available for awards is 1,200,000 shares, subject to adjustment under certain circumstances. The IPT Plan may be terminated by the Board of Trustees of IPT at any time.

The exercise price of options granted under the IPT Plan may not be less than 100% of the fair market value of an IPT common share on the date of grant. However, an incentive share option granted to the holder of more than 10% of the total combined voting power of all of the shares of beneficial interest of IPT or any subsidiary must have an exercise price of at least 110% of the fair market value of the shares on the date of grant and the option by its terms must not be exercisable after the expiration of five years from the date it is granted. Absent a public market for the IPT common shares, the IPT Plan provides for the fair market value to be determined by the Board of Trustees (or a committee thereof if one has been appointed to administer the IPT Plan).

An option may not be granted with a term exceeding ten years (five years in the case of incentive stock options granted to a holder of more than 10% of the total voting power of all classes of IPT's capital stock on the date of the grant). Options may be exercised by paying the purchase price in cash or, if the option agreement permits, wholly or partly in IPT common shares already owned by the optionee.

At or prior to the exercise of a nonqualified share option, the IPT Board will have the discretion to permit the optionee, in lieu of purchasing the entire number of shares subject to purchase under the option, to relinquish all or part of the unexercised portion of the option for cash in the amount of the difference between the aggregate value of the shares subject to the option and the aggregate exercise price of the option. At the discretion of the optionee, this amount may be paid in IPT common shares.

                 Insignia Financial Group, Inc. and Subsidiaries

13. Stockholders' Equity (continued)

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

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                   1997        1996        1995
                                                --------------------------------

 Risk-free interest rate                            5.4%       6.2%        6.2%
 Dividend yield                                      N/A       N/A         N/A
 Volitility factors of the expected market price     .45       .40         .42
 Weighted-average expected life of the options      3.72      3.25        3.25

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

                 Insignia Financial Group, Inc. and Subsidiaries

13. Stockholders' Equity (continued)

For purposes of pro forma disclosures, the estimated fair values of the options and warrants are amortized to expense over the options' and warrants' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                 1997         1996         1995
                                                --------------------------------

    Pro forma net income                        $6,802       $3,154       $1,208
    Pro forma earnings per share - basic           .23          .10          .05
    Pro forma earnings per share - diluted         .22          .10          .05

Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected in 1996 and 1995.

Summaries of the Company's stock option and warrant activity, and related information for the years ended December 31 are as follows:

                                          1997                          1996                         1995
                                 ------------------------     -------------------------    --------------------------
                                              Weighted                      Weighted                      Weighted
                                              Average                       Average                       Average
                                              Exercise                      Exercise                      Exercise
                                   Shares       Price            Shares       Price           Shares        Price
                                 ------------ -----------     ------------- -----------    -------------- -----------
Outstanding at beginning
   of year                        7,831,558      $11.26        5,904,884       $10.52        2,094,094      $  7.62
Granted                           1,196,700       14.90          881,000        23.97        4,038,128        11.68
Assumed in connection with ESG
   acquisition                                                 1,482,879         5.79                -           -
Exercised                         1,258,404        6.42          352,637         6.97          214,804         4.10
Forfeited/canceled                  592,816       20.27           84,568        12.69           12,534         9.46
                                 ------------ -----------     ------------- -----------    -------------- -----------
Outstanding at end of year        7,177,038      $12.07        7,831,558       $11.26        5,904,884       $10.52

Exercisable at end of year        4,670,004      $10.65        4,982,633      $  9.02        2,795,972       $ 9.08

Weighted-average fair value of
   options granted during the
   year                                         $  7.56                       $  8.56                            -


                 Insignia Financial Group, Inc. and Subsidiaries

13. Stockholders' Equity (continued)

Significant option and warrant groups outstanding at December 31, 1997 and related weighted average price and life information follows:

                                Options/Warrants
                            Options/Warrants Outstanding                                         Exercisable
-------------------------------------------------------------------------------------    ----------------------------
                                                                          Weighted                        Weighted
                                                    Weighted Average      Average                          Average
        Range of                     Number            Remaining          Exercise           Number       Exercise
     Exercise Prices               Outstanding      Contractual Life       Price          Exercisable       Price
-------------------------------- ---------------- --------------------- -------------    --------------- ------------
$0.00 to $5.00                        343,933            3 years          $  0.74            103,133      $   2.48
$5.01 to $10.00                     3,240,221            2 years             8.36          2,838,867          8.18
$10.01 to $15.00                    2,161,824            4 years            13.70          1,449,484         13.74
$15.01 to $20.00                      854,560            4 years            18.12            158,520         19.03
$20.01 to $25.00                      246,500            5 years            21.04              2,000         21.00
$25.01 to $29.00                      330,000            4 years            27.29            118,000         27.71
                                 ----------------                       -------------    --------------- ------------
                                    7,177,038                              $12.07          4,670,004        $10.65
                                 ================                       =============    =============== ============

                 Insignia Financial Group, Inc. and Subsidiaries

14. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               December 31
                                                           1997            1996
                                                     ---------------------------------
                                                              (In thousands)
Deferred tax liabilities:
   Purchased intangibles                                   $(28,769)       $(11,166)
   Tax over book depreciation                                (2,512)         (1,572)
   Partnership earnings differences                          (3,294)         (1,913)
   Compensation and benefits                                      -            (601)
                                                     ---------------------------------
Total deferred tax liabilities                              (34,575)        (15,252)

Deferred tax assets:
   Compensation and benefits                                  2,664              96
   Other, net                                                 5,190           2,811
   State income tax credits                                     853             774
   Net operating losses                                       2,082           1,824
                                                     ---------------------------------
Total deferred tax assets                                    10,789           5,505
Valuation allowance for deferred tax assets                  (1,079)           (870)
                                                     ---------------------------------
Deferred tax assets, net of valuation allowance               9,710           4,635
                                                     ---------------------------------
Net deferred tax (liabilities)                             $(24,865)       $(10,617)
                                                     =================================

                 Insignia Financial Group, Inc. and Subsidiaries

14. Income Taxes (continued)

Significant components of the provision for income taxes, including the income tax provision for extraordinary items, are as follows:

                                       1997            1996           1995
                                 -----------------------------------------------
                                                 (In thousands)
Current (payable):
   Federal                            $   9,267         $ 6,889        $4,592
   State                                  1,599             877          (213)
                                 -----------------------------------------------
Total current                            10,866           7,766         4,379

Deferred:
   Federal                               (3,595)         (2,298)         (650)
   State                                   (449)           (218)         (170)
                                 -----------------------------------------------
Total deferred                           (4,044)         (2,516)         (820)
                                 -----------------------------------------------
                                      $   6,822         $ 5,250        $3,559
                                 ===============================================

The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax expense is shown below (dollars in thousands):

                                               1997                       1996                       1995
                                     -------------------------  -------------------------  -------------------------
                                        Amount      Percent        Amount      Percent        Amount      Percent
                                     -------------------------  -------------------------  -------------------------
                                     -------------------------  -------------------------  -------------------------
Tax at U.S. statutory rates             $5,969        35.0%        $4,835        35.0%        $3,280       35.0%
Effect of incremental tax rates              -          -               -          -            (102)      (1.1)
State income taxes, net of Federal
   tax benefit                             582         3.4            688         5.0            367        3.9
Tax credits                               (189)       (1.1)             -          -               -         -
Effect of permanent differences           (798)       (4.7)          (333)       (2.4)            80        0.9
Change in valuation reserve                205         1.2              -          -              18        0.2
Change in state tax rates                  691         4.1              -          -               -         -
Other                                      362         2.1             60         0.4            (84)       (.9)
                                     -------------------------  -------------------------  -------------------------
                                        $6,822        40.0%       $ 5,250        38.0%        $3,559       38.0%
                                     =========================  =========================  =========================

Income  taxes  paid in 1997,  1996 and 1995  were  $16,279,000,  $4,756,000  and
$7,048,000, respectively. Income taxes payable of $1,916,000 (1996) are included in accrued and sundry liabilities. Income taxes receivable of $4,488,000 (1997) are included in receivables.

                 Insignia Financial Group, Inc. and Subsidiaries

14. Income Taxes (continued)

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

15. Commitments, Contingencies and Other Matters

Litigation

United States Department of Housing and Urban Development. On or about May 8, 1997, the United States Department of Housing and Urban Development ("HUD") filed a civil lawsuit against one of the third party, unaffiliated owners of affordable housing to which the Company provides management services. The complaint alleges that the owner, Associated Financial Corporation ("AFC") of Los Angeles, California, whose chairman is A. Bruce Rozet, had improperly received monies from 17 properties managed by the Company over a period of approximately six years. The allegations include statutory violations which could, if proven, give rise to double and treble damages as well as civil penalties for false filings. The Company was not named as a defendant in the suit.

On August 13, 1997, the Company entered into an agreement with HUD which resolved any claims which HUD could have made against the Company arising out of the allegations in the complaint against AFC and Rozet. Insignia has not admitted to any liability or wrongdoing in the matter, and it has affirmatively stated that it relied on the advice of legal counsel that its actions were proper. Although the Company believes it acted properly, it agreed to resolve the matter expeditiously to avoid potential complex, costly and disruptive litigation. In connection with the agreement, the Company paid the Government the sum of $5 million ("Release Fee") and recorded a one-time charge of $5 million (pre-tax) for its third quarter ended September 30, 1997.

In addition, the Company agreed with HUD that it could make voluntary disclosures to the Government concerning other conduct arising out of or relating to its management of HUD-related properties. On or about October 13, 1997, the Company provided additional information to the Government, and the Government has until March 13, 1998, to determine whether it will challenge any of the conduct voluntarily disclosed by the Company. The parties have agreed that, in the event of a dispute, the parties will attempt to resolve that dispute through mediation. To date the Government has not made any determination pursuant to the agreement challenging any of the Company's disclosures.

                 Insignia Financial Group, Inc. and Subsidiaries

15. Commitments, Contingencies and Other Matters (continued)

Including the $5 million Release Fee, the Company recorded total charges aggregating $10.2 million in 1997 for costs incurred and accrued in relation to its management of HUD properties. At December 31, 1997, the Company had $4.0 million included in accrued and sundry liabilities representing the estimated future costs associated with its management of such properties. The Company does not anticipate further costs beyond those already incurred and accrued. (See
Note 20 for further discussion).

In December 1997, AFC and a number of affiliates made a motion to implead the Company as a third party defendant. In the proposed third party complaint, AFC and affiliates allege a number of claims sounding principally in indemnification. The Government has filed an opposition to that motion. On February 3, 1998, the Court denied AFC's motion to implead.

1997 Tender Offer Litigation. In August 1997, IPLP Acquisition I LLC, a wholly-owned subsidiary of IPLP (the "Purchaser"), commenced tender offers for limited partner interests in six partnerships: Century Property Fund XVII, Century Property Fund XIX, Century Property Fund XXII, National Property Investors 4, Consolidated Capital Properties IV and Fox Strategic Housing Income Partners (the "Tender Partnerships").

On September 5, 1997, City Partnerships Co., a partnership claiming to own partnership units in the Tender Partnerships, filed a complaint with respect to a purported class action and derivative suit in the Court of Chancery in the State of Delaware in and for New Castle County (the "City Partnerships Complaint") seeking, among other things, compensatory damages, a declaration that the defendants have breached their fiduciary duties to the limited partners of the Tender Partnerships, an order directing the defendants to carry out their fiduciary duties and an order enjoining the tender offers. The City Partnerships Complaint, which names as defendants the Purchaser, Insignia, IPLP and the Tender Partnerships, contains allegations that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and acted contrary to the limited partners' best interests by manipulating the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. In the City Partnerships Complaint, the plaintiffs also allege that, as a result of the tender offer and in light of the acknowledged conflict of interest between the Purchaser and the general partners, Insignia breached its duty to provide an independent analysis of the fair market value of the units sought in the tender offer materials. The City Partnerships Complaint contains further allegations that the defendants failed to appoint a disinterested committee to review the tender offer, and therefore did not adequately consider other alternatives available to the limited partners (such as a liquidation or auction of the Tender Partnerships or their assets), resulting in an offer that may not be in the best interest of the Tender Partnerships and the limited partners.

                 Insignia Financial Group, Inc. and Subsidiaries

15. Commitments, Contingencies and Other Matters (continued)

On September 8, 1997, persons claiming to own limited partnership units in the Tender Partnerships filed a complaint with respect to a purported class action and derivative suit in the Superior Court for the State of California for the County of San Mateo (the "Kline Complaint") seeking, among other things, an order requiring corrections to the disclosures in the offer documents and enjoining the offers, an order requiring the defendants to discharge their fiduciary duties to the limited partners of the Tender Partnerships by seeking other transactions that would maximize value for the limited partners of the Tender Partnership and compensatory damages. The Kline Complaint named as defendants the Purchaser, Insignia, IPT, IPLP, the Tender Partnerships, their Insignia-affiliated general partners, and one individual who is an officer and director of Insignia. The Kline Complaint contains allegations that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and acted contrary to the limited partners' best interests, through use of non-public material information gained as a result of the relationship between the Purchaser and the general partners of the Tender Partnerships, in order to prolong the lives of the Tender Partnerships and thus continue the revenue derived by Insignia from the Tender Partnerships, while at the same time reducing the demand for the Tender Partnerships' units in the limited resale market for the units by artificially depressing the trading prices for the units in order to create a favorable environment for the tender offers. In the Kline Complaint, the plaintiffs also allege that, as a result of the tender offers, the Purchaser will acquire effective voting control over the Tender Partnerships at highly inadequate prices, and that the tender offer documents contain numerous false and misleading statements and omissions of material facts. The alleged misstatements and omissions concern, among other things, the advantages to limited partners of tendering units pursuant to the tender offers, the description of the estimated liquidation values in the offer documents and the estimated expenses that were taken into account in computing that Value; the true financial condition of the Tender Partnerships and the ability to sell or refinance any of the Tender Partnerships' properties; the factors affecting the likelihood that properties owned by the Tender Partnerships will be sold or liquidated in the near future; the liquidity and value of the units; the limited secondary market for units; and the true nature of the market for the underlying assets. On September 24, 1997, the Court denied plaintiffs' application for a temporary restraining order and for preliminary injunctive relief prohibiting the Purchaser from proceeding with the tender offers.

                 Insignia Financial Group, Inc. and Subsidiaries

15. Commitments, Contingencies and Other Matters (continued)

On September 10, 1997, persons claiming to own limited partnership units in the Tender Partnerships filed a complaint with respect to a purported class action and derivative suit in the Superior Court for the State of California for the County of Alameda (the "Heller Complaint") seeking, among other things, an order enjoining the tender offers, an order requiring the defendants to discharge their fiduciary duties to the limited partners of the Tender Partnerships by, among other things, engaging independent persons to act in the best interests of the limited partners and by seeking other transactions that would maximize value for the limited partners, an order requiring the defendants to explore other alternatives to the tender offers and compensatory damages. The Heller Complaint names as defendants the Purchaser, Insignia, IPLP, IPT, the Tender Partnerships and their Insignia-affiliated general partners. The Heller Complaint contains allegations that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and acted contrary to the limited partners' best interests, through use of non-public material information gained as a result of the relationship between the Purchaser and the general partners of the Tender Partnerships, and failed to adequately consider other alternatives available to the Tender Partnerships, such as a sale or liquidation of the Tender Partnerships' properties, or to hire an independent person to advise the general partners as to such alternatives. In the Heller Complaint, the plaintiffs also allege that, as a result of the tender offers, the Purchaser will acquire effective voting control over the Tender Partnerships at highly inadequate prices, and that the tender offer documents contain numerous false and misleading statements and omissions of material facts. The alleged misstatements and omissions concern, among other things, the advantages to limited partners of tendering units pursuant to the tender offers; the true financial condition of the Tender Partnerships and the ability to sell or refinance any of the Tender Partnerships' properties; the factors affecting the likelihood that properties owned by the Tender Partnerships will be sold or liquidated in the near future; the liquidity and value of the units; the limited secondary market for units; the true nature of the market for the underlying assets; and the true intentions of Insignia and its affiliates with respect to the units.

The Company believes that the allegations contained in the City Partnerships Complaint, the Kline Complaint and the Heller Complaint are without merit and intend to vigorously contest the plaintiffs' actions. (See Note 20 for further discussion).

                 Insignia Financial Group, Inc. and Subsidiaries

15. Commitments, Contingencies and Other Matters (continued)

1996 Tender Offer Litigation. In May 1996, Walton Street Capital Acquisition II, MLLC ("Walton Street"), together with certain Insignia affiliates, commenced tender offers for limited partner interests in ten real estate limited partnerships syndicated by The Balcor Company ("Balcor"). In May 1996, certain persons claiming to be holders of limited partner interests commenced a lawsuit entitled Chipain, Tom, v. Walton Street Capital Acquisition II, LLC,. in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, on behalf of themselves, on behalf of a putative class of plaintiffs, and, as amended, derivatively on behalf of the Balcor-syndicated partnerships, challenging the actions of the defendants (including Insignia, and Insignia officer and certain affiliates, Walton Street and the general partners of the Balcor-syndicated partnerships) in connection with the tender offers and certain other matters.

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

                 Insignia Financial Group, Inc. and Subsidiaries

15. Commitments, Contingencies and Other Matters (continued)

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

                 Insignia Financial Group, Inc. and Subsidiaries

15. Commitments, Contingencies and Other Matters (continued)

Operating Leases

The Company leases office space and equipment under noncancelable operating leases. Minimum annual rentals under operating leases for the five years ending after December 31, 1997 are as follows (in thousands):

1998                                                     $17,567
1999                                                      15,150
2000                                                      13,156
2001                                                      10,925
2002                                                       9,047
Thereafter                                                19,767
                                                    -----------------
Total minimum payments required                          $85,612
                                                    =================

Rental  expense was  approximately  $12,307,269  (1997),  $7,753,000  (1996) and
$4,726,000 (1995).

Certain of the leases are  subject to annual  escalation  based on the  Consumer
Price  Index  or  annual   increases  in  operating   expenses.   The  Company's
headquarters lease contains two renewal options of five years each.

Retirement Plan

The Company established a 401(k) savings plan covering substantially all of its employees. The Company may make a contribution equal to 50% of the employees' contribution up to a maximum of 3% of the employees' compensation and participants fully vest in employer contributions after 5 years. The Company expensed $1,990,000, $1,506,000 and $855,000 in contributions to the Plan during 1997, 1996 and 1995, respectively.

                 Insignia Financial Group, Inc. and Subsidiaries

15. Commitments, Contingencies and Other Matters (continued)

Department of Housing and Urban Development ("HUD")

Approximately 13% of the residential units managed by the Company were housing projects subsidized under various government programs administered by the United States Department of Housing and Urban Development ("HUD"). As a result, certain aspects of Insignia operations are subject to regulation by HUD. The programs administered by HUD have been under continuing review by the United States Congress. Recent changes could result in reductions of rents, on which management fees generally are based, in some HUD-subsidized projects. In addition, rent subsidies which currently are tied to projects may be converted to "tenant-based" assistance, permitting tenants in subsidized projects to retain their subsidies while moving elsewhere. The occupancy level or rental rates of such projects could be affected and, accordingly, the management fee paid to the property manager could be reduced. It is possible that changes in programs administered by HUD could result in lower rental revenue and project cash flow from which management and other fees are derived; however, the details of the implementation of recent changes are not yet sufficiently specific to determine their actual impact on such fees, if any.

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

General Partners

The  qualified  REIT  subsidiaries  of IPT  either  control  or serve as general partner in limited partnerships and these subsidiaries may be liable for recourse obligations of the limited partnerships if the limited partnerships were unable to satisfy those obligations. IPT believes that each limited partnership has more than adequate resources to discharge all recourse obligations and maintain adequate insurance.

                 Insignia Financial Group, Inc. and Subsidiaries

15. Commitments, Contingencies and Other Matters (continued)

Commitments

In connection with the NPI acquisition, Insignia assumed outstanding commitments under arrangements established prior to the acquisition. Under the terms of the arrangements, Insignia may be obligated to loan up to $500,000 to certain partnerships ($2,600,000 in aggregate) and $150,000 to certain other partnerships ($6,000,000 in aggregate) at interest rates not to exceed prime plus 2%. At December 31, 1997, no amounts were outstanding related to the arrangements.

Obligations to Former General Partners

Each of the corporate general partners owned by IPT was acquired by Insignia from unaffiliated prior owners. The acquisition agreements provided that Insignia and IPT would be indemnified from claims attributable to events or actions prior to their ownership, and Insignia (now IPT) indemnify the prior owners from claims or causes of action arising after the change in ownership. In addition, certain former owners of the general partners of seven limited partners retained the obligation with respect to 100% (and in some instances 75%) for capital contributions that may be required by the general partners upon windup of the applicable partnerships.

Angeles Mortgage Investment Trust Merger

On July 18, 1997, IPT entered into a definitive merger agreement to merge with Angeles Mortgage Investment Trust ("AMIT"). The definitive agreement provides that each AMIT Class A share will be exchanged for 1.625 IPT common shares and each outstanding AMIT Class B share will be exchanged for 0.033 IPT common shares. The exchange ratios will be appropriately adjusted based on the respective amounts of per-share dividends declared or paid by AMIT since January 1, 1997 and by IPT since January 31, 1997. The proposed transaction is contingent upon, among other conditions, AMIT's receipt of a fairness opinion and the approval of the proposed transaction by certain governmental authorities and by the shareholders of AMIT.

                 Insignia Financial Group, Inc. and Subsidiaries

16. Related Party Transactions

Metropolitan Asset Enhancement, L.P. ("MAE")

The Company holds a 19.1% limited partnership interest in MAE. MAE was formed in December 1990 to be the principal vehicle for acquiring general partner interests in limited partnerships owning real estate and real estate related assets that would be managed or serviced by the Company. The Chairman, Chief Executive Officer, and President of the Company is the sole stockholder of the general partner of MAE, which has a 1% general partnership interest in MAE.

In August 1993, the Company entered into an agreement with MAE ("MAE Agreement") whereby: 1) the Company agreed to assist MAE as its advisor and agent in connection with MAE's acquisition, asset management, property management, and securitization activities and in connection therewith to perform all related services; 2) the Company agreed to render to MAE full investment banking, financial advisory, recapitalization, asset restructuring, securitization and mortgage banking services (as sole compensation for the provision of such services, the Company receives incentive management fees, transaction fees, and cost reimbursements, as defined in the MAE Agreement); and 3) the Company and MAE agreed that, in the event either obtains an opportunity to acquire interests in real estate or in entities which own or control real estate, the Company will have the first right to acquire such interests. The Company and MAE have also agreed that if the Company elects not to acquire any such interests, but MAE does elect to acquire such interests and the Company elects to provide any financing to MAE for such acquisition, then such financing will be by means of loans that will bear interest at a rate equal to the rate then paid by the Company on indebtedness under a revolving credit facility. If the Company is not a party to a revolving credit facility, such rate will be the estimated rate the Company would pay on indebtedness incurred under a revolving credit facility. As a result of the MAE GP merger, as discussed in Note 20, the MAE Agreement has been terminated.

                 Insignia Financial Group, Inc. and Subsidiaries

16. Related Party Transactions (continued)

During 1997, 1996 and 1995, the Company was paid investment banking fees in the amount of $212,000, $860,000 and $808,000 in connection with services rendered to MAE and its various subsidiaries.

The Company has made loans to MAE or an MAE affiliate. All advances accrue interest at prime plus 1% and repayment is made through cash generated by the underlying property or investment. The outstanding balance of these advances was $166,000 for 1997 and $529,000 for 1996, which are included in notes receivable from affiliates.

Winthrop Financial Associates ("WFA")

On October 27, 1997, Insignia consummated a transaction with WFA, which is controlled by Apollo Real Estate Investment Fund, L.P., a shareholder of the Company, and certain affiliates of WFA whereby Insignia acquired, among other things, limited partner interests in, or the right to acquire units of limited partner interests in certain real estate limited partnerships (the "Winthrop
Partnerships"), and the right to receive certain asset management, investor services and partnership management fees from these Partnerships ("Winthrop Fees").

The Winthrop Partnerships are controlled by WFA. In connection with the foregoing transaction, IPT I LLC, a Delaware limited liability company which is owned 90.1% by Insignia and 9.9% by IPT, acquired an associate general partner interest in WFA, as a result of which IPT I LLC has the power to effectively control all property management decisions relating to the properties owned by six of the Winthrop Partnerships. Insignia also acquired all of the newly-issued Class B stock of First Winthrop Corporation ("FWC"), which immediately prior thereto was a wholly-owned subsidiary of WFA, as a result of which Insignia has the right to appoint the two Class B directors of FWC, who in turn have the power to effectively control all property management decisions relating to the properties owned by the other seven Winthrop partnerships. In addition, IPT I LLC and Insignia caused the respective general partners of the Winthrop Partnerships to subcontract with IPGP Corporation, a wholly-owned subsidiary of Insignia ("IFGP"), to perform the asset management and other services in respect of which the Winthrop Fees are payable on behalf of such general partners, in exchange for which IFGP was assigned the rights to receive the Winthrop Fees.

                 Insignia Financial Group, Inc. and Subsidiaries

17. Industry Segments

Insignia is a fully integrated real estate services company, which currently operates in principally three business segments, including the following: (1) property services, (2) financial services and (3) real estate ownership. The property services business segment provides property and asset management services, partnership accounting, investor relations, leasing and brokerage, and tenant representation services to both affiliates and non-affiliates of the Company. The financial services business segment originates loans, brokers real estate, coordinates real estate workouts, and is responsible for merger and acquisition activity for the Company, including co-investment partnership formations, portfolio acquisitions, and limited partnership tender offer acquisitions. The real estate business segment consists of the operations of IPT and co-investment partnerships in which the Company has significant investments.

The following table summarizes certain information by industry segment:


                                                1997           1996           1995
                                           ----------------------------------------------
                                           ----------------------------------------------
                                                          (In thousands)
Identifiable assets:
   Property services                           $467,179       $251,764       $106,107
   Financial services                             3,451            908          2,877
   Real estate                                  282,334        179,879         60,473
   Other                                         47,259         59,851         75,952
                                           ----------------------------------------------
                                               $800,223       $492,402       $245,409
                                           ==============================================

Gross revenues and equity earnings:
   Property services                           $382,470       $208,139       $110,833
   Financial services                             5,878          9,309          6,842
   Real estate                                   18,827         10,037          2,461
   Other                                          3,695          3,179          5,357
                                           ----------------------------------------------
                                               $410,870       $230,664       $125,493
                                           ==============================================

                 Insignia Financial Group, Inc. and Subsidiaries

17. Industry Segments (continued)

                                                     1997           1996           1995
                                                ----------------------------------------------
                                                ----------------------------------------------
                                                               (In thousands)
Operating profit (loss):
   Property services                               $  36,503      $  30,732      $  22,676
   Financial services                                 (5,480)        (1,119)        (3,509)
   Real estate                                        13,917          6,026          2,445
   Other                                              (6,084)        (3,987)        (4,339)
                                                ----------------------------------------------
                                                      38,856         31,652         17,273
   Interest                                           (7,867)       (12,918)        (7,049)
   Apartment property interest                        (1,486)        (1,812)             -
   Minority interests                                (12,448)        (1,976)          (131)
                                                ----------------------------------------------
                                                $  17,055      $  14,946      $  10,093
                                                ==============================================

Depreciation and amortization expense:
   Property services                               $  30,828      $  22,478      $  12,908
   Financial services                                     21             35             40
   Real estate                                           285              -              -
   Other                                                 575            518            545
                                                ----------------------------------------------
                                                   $  31,709      $  23,031      $  13,493
                                                ==============================================

Capital expenditures:
   Property services                              $    6,232     $    6,243     $    3,189
   Financial services                                    130             68             16
   Real estate                                           401            732              -
   Other                                               1,733            469            202
                                                ----------------------------------------------
                                                  $    8,496     $    7,512     $    3,407
                                                ==============================================

Real estate assets include investments in unconsolidated equity method investees totaling $215.7 million and real estate revenues include equity earnings of approximately $10 million. These investees represent limited partnerships owning real estate consisting of residential apartments and commercial property throughout the United States.

Other assets include primarily cash and property and equipment. Other revenues consisted primarily of interest income on short-term investments. Other expense includes general corporate administration, professional fees and depreciation.

                 Insignia Financial Group, Inc. and Subsidiaries

17. Industry Segments (continued)

The financial services segment derived approximately $731,350 (1996) and $1,862,000 (1995) of its revenues under an exclusive representation of a major life insurance company.

Property services revenues include $2,574,000 (1997), $16,189,000 (1996) and $20,165,000 (1995) of property management revenues from properties controlled by The Balcor Company and $680,000 (1997), $1,520,000 (1996) and $1,190,000 (1995)
of amounts received from an agency that serves as an insurance broker for various partnerships managed by the Company.

18. Quarterly Financial Data  (Unaudited)

                                                                           1997
                                       -----------------------------------------------------------------------------
                                                          Fourth          Third          Second          First
                                           Total          Quarter        Quarter        Quarter         Quarter
                                       -----------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------
                                                          (In thousands, except per share data)
Net revenues                             $ 400,843      $ 146,213       $ 100,103       $ 86,615       $ 67,912
Net EBITDA                                  60,974         20,027          10,715         15,857         14,375
Equity earnings                             10,027          4,137           2,254            569          3,067
Net income before extraordinary item
                                            10,233          5,506             149          2,574          2,004
Net income                                  10,233          5,506             149          2,574          2,004

Per common share - assuming dilution:
     Net income                              $.32           $.17            $.01           $.08           $.06


Fourth quarter results of 1997 include a $5.2 million legal reserve.

Third quarter results of 1997 include a $5 million release fee paid to HUD.

                 Insignia Financial Group, Inc. and Subsidiaries

18. Quarterly Financial Data  (Unaudited) (continued)

                                                                           1996
                                       -----------------------------------------------------------------------------
                                                          Fourth          Third          Second          First
                                           Total          Quarter        Quarter        Quarter         Quarter
                                       -----------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------
                                                          (In thousands, except per share data)
Net revenues                              $227,074        $77,870         $65,885        $43,098        $40,221
Net EBITDA                                  47,713         16,222           9,998         11,654          9,839
Equity earnings                              3,590            518             732            886          1,454
Net income before extraordinary item
                                             9,266          4,246             252          2,648          2,120
Net income                                   8,564          3,544             252          2,648          2,120

Per common share - assuming dilution:
     Income before extraordinary items
                                             $.28           $.12            $.01           $.08           $.07
     Net income                               .26            .10             .01            .08            .07

Third quarter results of 1996 include a $935,000 charge for unsuccessful acquisition costs.

                 Insignia Financial Group, Inc. and Subsidiaries

19. Fair Values of Financial Instruments

The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other taxes have also not been considered in estimating fair value. The carrying amount reported on the balance sheet for cash approximates its fair value. Receivables reported on the balance sheet consist of property and lease commission receivables, mortgage loans receivable, income tax refunds, and various note receivables. The property receivables and income tax refunds approximate their fair values. Lease commissions receivable are carried at their discounted present value, therefore the carrying amount and fair value amount are the same. The mortgage loans receivable and notes receivable earn interest at either fixed or variable rates. Interest rates approximate current market interest rates for similar instruments, therefore, the carrying amount approximates their fair value. Notes payable were analyzed individually to calculate fair value based on current interest rates and market value, if applicable. The large revolving credit facility note carries a variable rate of interest, and therefore, its carrying value adjusted for the prepaid points approximates its fair value. The Trust Based Convertible Preferred Securities were issued in November 1996 and the Company believes the fair value has not changed significantly since issuance.

Summary

The carrying amounts and fair values of the Company's financial instruments at December 31, are as follows (amounts in thousands):

                                                                     1997                            1996
                                                      --------------------------------------------------------------
                                                            Carrying          Fair          Carrying        Fair
                                                             Amount           Value          Amount         Value
                                                      --------------------------------------------------------------
Cash and cash equivalents                                    $88,847         $88,847      $  54,614     $  54,614
Receivables                                                   45,342          45,342         12,668        12,668
Commissions receivable                                        76,838          76,838         33,372        33,372
Notes payable                                                170,404         174,772         49,840        54,864
Trust based convertible preferred securities                 149,500         149,500        149,500       149,500

                 Insignia Financial Group, Inc. and Subsidiaries

20.   Subsequent Events

Litigation

In March 1998, the Company paid an additional $2.5 million to HUD in connection with its management of such properties.

In March 1998, the City Partnerships complaint, the Kline complaint and the Heller complaint were discontinued.

Cohen Financial Transactions

On January 7, 1998, the Company acquired the rights to perform property management, leasing and construction supervision services for approximately 4.1 million square feet of commercial real estate from Cohen Financial.
The purchase price was approximately $1 million, all of which was paid in cash.

Goldie B. Wolfe & Company

On January 20, 1998, the Company acquired 100% of the stock of Goldie B. Wolfe & Company, a commercial real estate services firm. The purchase price was approximately $5.3 million, all of which was paid in cash.

MAE GP Merger

Effective as of March 7, 1998, MAE GP Corporation ("MAE GP"), which until then was a wholly-owned subsidiary of MAE, was merged with and into IPT, with IPT surviving the merger (the "MAE GP Merger"). As consideration for the MAE GP Merger, IPT issued 332,300 shares of the common stock of IPT to MAE valued for purposes of the MAE GP Merger at $10.53 per share.

MAE GP owned or controlled equity interests in entities which comprised or controlled the general partners of 29 public and 76 private real estate limited partnerships (collectively, the "MAE Partnerships"), nine of which are included in the IPT Partnerships. The MAE Partnerships own, in the aggregate, 169 properties containing approximately 32,000 residential apartment units and approximately 2.3 million square feet of commercial space. In connection with the MAE GP merger, all of the shares of Class B common stock of Angeles Mortgage Investment Trust, a real estate investment trust that has entered into a definitive agreement to be merged with IPT, which were until then owned by MAE GP, were transferred by dividend to MAE prior to the MAE GP Merger.

                 Insignia Financial Group, Inc. and Subsidiaries

20. Subsequent Events (continued)

In addition, the Company transferred its 19.1% limited partnership interest in MAE to the Company's Chairman, Chief Executive Officer and President.

MAE and Insignia Contributions to IPLP

In connection with the MAE GP Merger, IPLP purchased certain assets described below from MAE for approximately $596,000. The assets purchased by IPLP from MAE consisted of (i) a 99% limited partner interest in Insignia Jacques Miller, L.P. ("IJM"), which in turn owns noncontrolling equity interests in entities that comprise or control the general partners of 30 of the MAE Partnerships and various notes receivable (the 1% general partner interest in IJM was acquired by IPT from MAE GP in the MAE GP Merger), and (ii) a 6.557% limited partner interest in Buccaneer Trace Limited Partnership, which owns a 208-unit residential apartment complex located in Savannah, Georgia.

Also in connection with the MAE GP Merger, Insignia contributed all of the limited partner interests it owned in the MAE Partnerships to IPLP in exchange for units of limited partnership in IPLP ("OP Units"). The value of the interests contributed was approximately $5,460,000, for which Insignia received 518,528 OP Units (based on a value of $10.53 per unit).

Winthrop Option

On February 17, 1998, Insignia granted IPLP an option (the "Winthrop Option") to acquire all but not less than all of the Winthrop Interests at any time on or before December 31, 1998. The Winthrop Option is exercisable by IPLP for an aggregate cash amount of approximately $40 million at a rate equal to Insignia's cost of funds (based on the interest rate in effect from time to time under Insignia's revolving credit facility) and a ratable portion of the transaction costs incurred by Insignia in connection with the acquisition. Upon exercise of the Winthrop Option, the Operating Agreement of IPT I LLC will be amended to make IPT the sole managing member of IPT I LLC, with the sole authority to manage the business and affairs of IPT I LLC, and Insignia will cause the persons designated by IPLP from time to time to be appointed as the Class B directors of FWC.

                 Insignia Financial Group, Inc. and Subsidiaries

20. Subsequent Events (continued)

Richard Ellis Group Limited Acquisition

In January 1998, the shareholders of Richard Ellis Group Limited ("Richard Ellis") accepted the Company's offer to acquire 100% of the stock of Richard Ellis. Richard Ellis is a real estate services and investment firm located in the United Kingdom. The purchase price is valued at approximately $81.5 million, including approximately $14.7 million of which is contingent on future performance measures. The transaction was completed on February 26, 1998. The Company funded the acquisition by borrowing approximately $35 million from its revolving credit facility, issuing 617,000 shares of its Class A Common Stock, and assuming existing options which will enable Richard Ellis employees to purchase 856,000 shares of the Company's Class A Common Stock.

Merger and Spin-Off

On March 17, 1998, the Company and Insignia/ESG, Inc. ("Insignia/ESG") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), and AIMCO Properties, L.P., a Delaware limited partnership, pursuant to which the Company will merge with and into AIMCO, with AIMCO as the survivor (the "Merger"). Consummation of the Merger is subject to certain conditions, including regulatory approval and the approval of the stockholders of the Company (but not the approval of the stockholders of AIMCO).

Prior to the AIMCO Merger, the Company will spin off to its stockholders the stock of an entity that will become a separate public company and will include Insignia/ESG; the international commercial real estate services company; Insignia Residential-New York, a New York based cooperative and condominium management company; the Company's single-family home brokerage operations and other select holdings. Pursuant to an Indemnification Agreement entered into in connection with the Merger Agreement, the spun off company will provide indemnification for certain liabilities arising under the Merger Agreement.

                 Insignia Financial Group, Inc. and Subsidiaries

20. Subsequent Events (continued)

Assuming the stockholders of AIMCO approve the Merger, shares of the Company's Class A Common Stock will be converted into the right to receive an aggregate of approximately $303 million in Series E Preferred Stock, par value $.01 per share of AIMCO (the "Series E Preferred"). In addition to receiving the same dividends as holders of AIMCO common stock, holders of Series E Preferred are entitled to receive a preferred dividend of $50 million in the aggregate to be paid on or before January 15, 1999 and when paid, the Series E Preferred will automatically convert into AIMCO common stock on a one-for-one basis, subject to certain antidilution adjustments. The actual number of Series E Preferred issued in the Merger will be determined by a formula based on the average market price of AIMCO's common stock during a fixed period preceding the Merger, subject to a fixed maximum AIMCO exchange value of $38 per share. If AIMCO's average price during that period is less than $36.50 per share, AIMCO may elect to pay up to $15 million of the purchase price in cash, provided that such payment would not affect the tax free status of the Merger.

In addition, AIMCO will assume approximately $308 million in outstanding indebtedness of the Company and will assume approximately $150 million of the 6.5% Trust Convertible Preferred Securities issued by Insignia Financing I, a subsidiary of the Company.

If the stockholders of AIMCO do not approve the Merger, the Merger may nonetheless be consummated. However, instead of receiving approximately $303 million in Series E Preferred, holders of the Company's Class A Common Stock would receive approximately $203 million in Series E Preferred and $100 million in Series F Preferred Stock, par value $.01 per share of AIMCO (the "Series F Preferred"). In either case, holders of Series E Preferred would be entitled to receive the $50 million preferred dividend. Holders of Series F Preferred are entitled to receive the greater of (i) the same dividends as holders of AIMCO common stock received and (ii) preferred distributions of 10% of the face value of the Series F Preferred, with the preferred return rate escalating 1% each year until a 15% annual return is achieved. Upon the approval by the stockholders of AIMCO, the Series F Preferred will convert into Series E Preferred on a one-to-one basis.

Also, the Merger Agreement provides that following the Merger, AIMCO is required to offer to purchase the outstanding shares of beneficial interest of IPT, at a price of at lease $13.25 per IPT share. IPT is a 75% owned subsidiary of the Company; the 25% interest of IPT not owned by the Company is valued at an aggregate of approximately $100 million, assuming a value of $13.25 per share.

                 Insignia Financial Group, Inc. and Subsidiaries

20. Subsequent Events (continued)

As a condition to execution with the Merger Agreement, certain of the Company's executive officers executed voting agreements and irrevocable proxies in favor of AIMCO, pursuant to which each of the foregoing individuals agreed to vote the shares of the Company's Class A Common Stock owned of record and beneficially by him, including shares under options and warrants to the extent exercisable (but excluding shares beneficially owned by others notwithstanding that such shares may be owned of record by him) in favor of the Merger and the Merger Agreement and against any competing transaction. In addition, each of Metropolitan Acquisition Partners IV, L.P. and Metropolitan Acquisition Partners V, L.P. (collectively, the "MAPs") also executed voting agreements and irrevocable proxies, pursuant to which each has agreed to vote certain shares of the Company's Class A Common Stock to which the Company's Chairman, Chief Executive Officer and President would be entitled in a distribution of shares of the Company's Class A Common Stock made by the MAPs in favor of the Merger and the Merger Agreement and against any competing transaction.



                                  EXHIBIT INDEX


NUMBER                           EXHIBIT

3.1  Certificate  of  Incorporation  of  Insignia   Financial  Group,  Inc.,  as
     amended.(i)

3.2  By-Laws of Insigni a Financial Group, Inc.(i)

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

4.4 Warrant Agreement dated as of January 17, 1995 between Insignia Financial Group, Inc. and APTS Partners, L.P.(vi)

4.5  Certificate of Designation, Preferences and Rights of the 7.5% Step-Up Rate
     Cumulative   Convertible  Preferred  Stock  of  Insignia  Financial  Group,
     Inc.(vi)

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

10.1 Insignia 1992 Stock Incentive Plan, as amended through March 28, 1994 and November 13, 1995. Incorporated by reference to Exhibit B to Proxy Statement of Registrant filed on April 22, 1996.

10.2 Employment Agreement dated as of July 20, 1995 by and between Insignia Financial Group, Inc. and Thomas R. Shuler. (vii)

10.3 Amendment No. 1 dated as of February 19, 1996 to the Employment Agreement by and between Insignia Financial Group, Inc. and Thomas R. Shuler. (vii)

10.4 Amendment No. 1 dated as of April 1, 1995 to the Employment Agreement by and between Insignia Financial Group, Inc. and James A. Aston. (vii)

10.5 Amendment No. 1 dated as of June 20, 1995 to the Employment Agreement by and between Insignia Financial Group, Inc. and Andrew L. Farkas. (vii)

10.6 Amendment No. 1 dated as of April 1, 1995 to the Employment Agreement by and between Insignia Financial Group, Inc. and Frank M. Garrison. (vii)

10.7 Amendment No. 1 dated as of April 1, 1995 to the Employment Agreement by and between Insignia Financial Group, Inc. and Ronald Uretta. (vii)

10.8 Amendment No. 2 dated as of March 1, 1996 to the Employment Agreement by and between Insignia Financial Group, Inc. and Andrew L. Farkas. (viii)

10.9 Amendment No. 2 dated as of February 20, 1996 to the Employment Agreement by and between Insignia Financial Group, Inc. and James A. Aston. (viii)

10.10Amendment No. 2 dated as of February 20, 1996 to the Employment Agreement by and between Insignia Financial Group, Inc. and Frank M. Garrison. (viii)

10.11Amendment No. 2 dated as of February 20, 1996 to the Employment Agreement by and between Insignia Financial Group, Inc. and Ronald Uretta. (viii)

10.12Purchase Agreement dated as of December 31, 1996 between GSSW-REO Ownership
     Corporation, GSSW Limited Partnership and Southwest Associates, L.P. with respect to all of the General Partnership and Limited Partnership Interests of Certain Limited Partnerships. (viii)

10.13Agreement of Limited Partnership of Southwest Associates, L.P. dated as of the 31st day of December 1996. (viii)

10.14Registration  Rights  Agreement,  dated  November 1, 1996,  among  Insignia
     Financing I, and Insignia Financial Group, Inc. and Lehman Brothers, Inc., Dillon, Read & Co., Inc. Goldman, Sachs & Co., and A.G. Edwards & Sons, Inc., as Initial Purchasers incorporated herein by reference to Exhibit
     10.1 to Form S-3 of Registrant filed on December 10, 1996.

10.15Asset and Stock Purchase Agreement dated as of June 17, 1996 among Insignia
     Financial Group, Inc., Insignia Buyer Corporation, Edward S. Gordon Company Incorporated, Edward S. Gordon Company of New Jersey, Inc. and Edward S.
     Gordon incorporated herein by reference to Exhibit 2.1 of Form 8-K of Registrant dated July 1, 1996.

10.16Employment  Agreement  dated  as of June  17,  1996 by and  among  Insignia
     Financial Group, Inc., Insignia Buyer Corporation and Edward S. Gordon incorporated herein by reference to Exhibit 10.2 of Form 8-K of Registrant dated July 1, 1996.

10.17Employment  Agreement  dated  as of June  17,  1996 by and  among  Insignia
     Financial Group, Inc., Insignia Buyer Corporation and Anthony M. Saytanides incorporated herein by reference to Exhibit 10.3 of Form 8-K of Registrant dated July 1, 1996.

10.18Employment  Agreement  dated  as of June  17,  1996 by and  among  Insignia
     Financial Group, Inc., Insignia Buyer Corporation and Stephen B. Siegel incorporated herein by reference to Exhibit 10.4 of Form 8-K of Registrant dated July 1, 1996.

10.19Agreement dated as of May 31, 1996 among Paragon Group, L.P., Texas Paragon
     Management Partners, L.P., Paragon Group Property Services, Inc. and Insignia Commercial Group, Inc. incorporated herein by reference to Exhibit
     10.1 of Form 8-K of Registrant dated July 1, 1996.

10.20Amended and Restated Employment Agreement, dated January 1, 1997, by and among Insignia Financial Group, Inc., Insignia Commercial Group, Inc., Insignia/Edward S. Gordon Co., Inc. and Stephen B. Siegel.

10.21Amendment  No.  1 to  Amended  and  Restated  Employment  Agreement,  dated
     December 18, 1997, by and among Insignia Financial Group, Inc., Insignia Commercial Group, Inc., Insignia/Edward S. Gordon Co., Inc. and Stephen B. Siegel.

10.22Stock  Purchase  Agreement,  dated March 19,  1997,  by and among  Insignia
     Commercial Group, Inc., Insignia Financial Group, Inc., Kirkland B. Armour, Scott J. Brandwein, Harvey B. Camins, James L. Deiter, Lyan Homewood Fender, Ronald T. Frain, Jay Hinshaw, Thomas E. Moxley, Robert B. Rosen, James H. Swartchild, Jr., David Tropp, Gregg F. Witt, Frain, Camins & Swartchild Incorporated, FC&S Management Company and Construction Interiors, Incorporated, incorporated herein by reference to Exhibit 10.1 to Form 8-K of Registrant filed April 17, 1997.

10.23Amended and Restated  Credit  Agreement  dated March 19, 1997, by and among
     Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein, First Union National Bank of South Carolina, as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent, incorporated herein by reference to Exhibit 10.1 to Form 8-K of Registrant dated March 19, 1997.

10.24Amendment No. 1 to Employment  Agreement,  made April 1, 1997, by and among
     Insignia Financial Group, Inc., Insignia/Edward S. Gordon Co., Inc. and Edward S. Gordon.

10.25Amended and Restated Employment Agreement, made as of May 1, 1997, by and among Insignia Financial Group, Inc., Insignia Commercial Group, Inc., Insignia/Edward S. Gordon Co., Inc. and Henry Horowitz.

10.26Amendment dated April 30, 1997, to the 1992 Stock Incentive Plan, as amended.

10.27Stock Purchase Agreement, dated as of September 18, 1997, by and among Insignia Financial Group, Inc., Insignia RO, Inc., Joseph T. Aveni, Vincent
     T. Aveni, James C. Miller, Richard A. Golbach, Joseph T. Aveni as Trustee of the Joseph T. Aveni Declaration of Trust dated April 25, 1988, as amended on August 10, 1995, Vincent T. Aveni as Trustee of the Vincent T. Aveni Declaration of Trust dated February 11, 1988, as restated on September 14, 1995, Joseph T. Aveni as Trustee of the Vincent T. Aveni Dynasty Trust, dated July 13, 1994, and Vincent T. Aveni as Trustee of the Joseph T. Aveni Dynasty Trust, dated July 13, 1994, incorporated herein by reference to Exhibit 10.1 to Form 8-K of Regsitrant filed October 21, 1997.

10.28Shareholders'  Agreement dated as of October 7, 1997, by and among Insignia
     Financial Group, Inc., and Joseph T. Aveni, Joseph T. Aveni as Trustee of the Joseph T. Aveni Declaration of Trust dated April 25, 1988, as amended on August 10, 1995, Vincent T. Aveni as Trustee of the Joseph T. Aveni Dynasty Trust, dated July 12, 1994, Vincent T. Aveni as Trustee of the Joseph T. Aveni Dynasty Trust dated July 12, 1994 FBO Kristen Aveni, Vincent T. Aveni as Trustee of the Joseph T. Aveni Dynasty Trust dated July 12, 1994 FBO Kerri Aveni, Vincent T. Aveni as Trustee of the Joseph T. Aveni Dynasty Trust dated July 12, 1994 FBO Benjamin Aveni, incorporated herein by reference to Exhibit 10.2 to Form 8-K of Regsitrant filed October 21, 1997.

10.29Subscription  and Purchase  Agreement  dated as of October 27, 1997,  among
     Insignia   Financial  Group,  Inc.,  IPT  I  LLC,  and  Winthrop  Financial
     Associates, First Winthroup Corporation and certain additional entities, incorporated herein by reference to Exhibit 10.1 to Form 8-K of Registrant filed November 10, 1997.

10.30Stockholders'  Agreement  dated as of October 27,  1997,  between  Winthrop
     Financial Associates and Insignia Financial Group, Inc. , incorporated herein by reference to Exhibit 10.2 to Form 8-K of Registrant filed November 10, 1997.

21.  List of Subsidiaries. (vii)

23. Consent of Independent Auditors to Annual Report on Form 10-K for the year ended December 31, 1997. (viii)

99. Form 11-K Re: Insignia Financial Group, Inc. 401(k) Retirement Savings Plan for year ended December 31, 1996.

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

(viii) Filed as an Exhibit to Annual Report on Form 10-K of Insignia Financial Group, Inc. for the year ended December 31, 1997, and incorporated herein by reference.