Form 10-K/A
period 1997-12-31
INSIGNIA FINANCIAL GROUP INC
filed 1998-04-30
CIK 870480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

As of February 28, 1998 there were outstanding 30,511,431 shares of Class A Common Stock. Based on the closing price of $23.375 per share of Class A Common Stock as of such date, the aggregate market value of Registrant's Shares held by non-affiliates was approximately $508 million.


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders in Part III of this Form 10-K.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

The following tables sets forth certain information as of February 28, 1998 about the Company's directors. Information about the Company's executive officers is contained in Part I of this Annual Report.

                                                             Beginning Year of
     Name                Age  Positions/Office              Service as Director

Andrew L. Farkas         37   Chairman of the Board               1990
                              of Directors, President and
                              Chief Executive Officer
                              of Insignia

Robert J. Denison        56   Director of Insignia                1996

Robin L. Farkas          64   Director of Insignia                1993

Merril M. Halpern        63   Director of Insignia                1993

Robert G. Koen           51   Director of Insignia                1993

Michael I. Lipstein      61   Director of Insignia                1993

Buck Mickel              72   Director of Insignia                1993

     Andrew L. Farkas has been President of Metropolitan Asset Group, Ltd. ("MAG"), a real estate investment banking firm, since 1983, has been President of Insignia from its inception until January 1991 and since January 1995. He has been Chairman and Chief Executive Officer of Insignia since January 1991. He has been Chairman of Insignia Properties Trust, a subsidiary of Insignia, since January 1997.

     Robert J. Denison has been a director of Insignia since May 1996. Mr. Denison has been General Partner of First Security Company II, L.P., an investment advisory firm, for more than the past five years.

     Robin L. Farkas has been a director of Insignia since August 1993. Mr. Farkas is the retired Chairman of the Board and Chief Executive Officer of Alexander's Inc., a real estate company. He served in that capacity from 1984 until 1993. He is also a director of Refac Technology Development Corporation, Noodle Kiddoodle, Inc. and Containerways International, Ltd..

     Merril M. Halpern has been a director of Insignia since August 1993. Mr. Halpern has been Chairman of the Board of Directors and chief executive officer of Charterhouse Group International, Inc. ("Charterhouse"), a privately-owned investment firm which, among other things, actively engages in making private equity investments in a broad range of industrial and service companies located primarily in the United States, for more than the past five years. Mr. Halpern is also a director of American Disposal Services, Inc., Designer Holdings Ltd. and Microwave Power Devices, Inc.

     Robert G. Koen has been a director of Insignia since August 1993. Since February 1996, Mr. Koen has been a partner in the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P., which represents Insignia or certain of its affiliates from time to time. From January 1991 to February 1996, Mr. Koen was a partner in the law firm of LeBoeuf, Lamb, Greene & MacRae.

     Michael I. Lipstein has been a director of Insignia since August 1993. Mr. Lipstein is, and for more than the past five years has been, self-employed in the real estate business, including ownership, management, and lending.

     Buck Mickel has been a director of Insignia since August 1993. Mr. Mickel has been Chairman of the Board and Chief Executive Officer of RSI Holdings, a company offering distribution of outdoor equipment, for more than the past five years. Mr. Mickel is also a director of Fluor Corporation, The Liberty Corporation, Emergent Group, Inc., Delta Woodside Industries, Inc., Duke Power Company, and Textile Hall Corporation.

     All directors hold office until their successors have been elected and qualified or until their earlier resignation or removal. Directors are elected annually. There are no family relationships between any of the directors or executive officers of Insignia, except that Robin L. Farkas is the father of Andrew L. Farkas.

     Insignia or Metropolitan Asset Enhancement, L.P. ("MAE"), a Delaware limited partnership in which Insignia owns a 19.1% limited partnership interest (as of January 1, 1998, this interest was transferred to Andrew L. Farkas under his amended employment agreement), from time to time acquires, and MAG from time to time has acquired, general partner interests in or general partners of limited partnerships ("Troubled Limited Partnerships") that are or were in default under mortgages encumbering all or a portion of their assets. Andrew L. Farkas is the sole stockholder, a director, and a corporate officer of the sole general partner of MAE. Such defaults usually occur as a result of the inability of such assets to generate sufficient cash flow to service such mortgages on a timely basis. In connection with those activities, Insignia and MAE, and in the past MAG, typically attempt to negotiate restructurings of the outstanding liabilities of a Troubled Limited Partnership with creditors of such partnership. At times, it becomes desirable to cause a Troubled Limited Partnership to seek protection under the Federal bankruptcy law to expedite such negotiations. MAE, Insignia, MAG, their affiliates, or Andrew L. Farkas (in his capacity as a senior officer of a corporate general partner or as an individual general partner, as the case may be), have caused approximately fifteen partnerships (not including lower tier partnerships) to file for protection from creditors under Chapter 11 of the Federal Bankruptcy Code within the past five years. None of these Chapter 11 cases have been converted to cases under Chapter 7 of the Federal Bankruptcy Code, which governs liquidations in bankruptcy. Substantially all of such Chapter 11 cases have been resolved and/or concluded. None of such entities were forced to seek protection from creditors under the Federal Bankruptcy Code on an involuntary basis.

     There are no arrangements or understandings between the Company and any person as to his election as director, other than with Mr. Farkas and Mr.
Halpern as later described under "Item 11 - Executive Compensation - Compensation of Directors and Executive Officers - Employment Agreements" and
"Item 13 - Certain Relationships and Related Transactions - Stockholders Agreements."

     The Company maintains standing Executive, Compensation, and Audit Committees, but does not have a nominating committee. The Executive Committee, whose members are Messrs. Andrew L. Farkas, Robin L. Farkas, Halpern, and Lipstein, met five times during 1997. The Executive Committee meets on call and has authority to act on most matters during intervals between Board meetings. The Compensation Committee met seven times during 1997. Its members are Messrs. Denison, Lipstein, and Mickel. The Compensation Committee reviews and approves all compensation arrangements, including annual bonuses, for senior officers of Insignia, and administers Insignia's 1992 Stock Incentive Plan and the Insignia 1995 Non-Employee Director Stock Option Plan. The Audit Committee, whose members are Messrs. Denison, Halpern, and Koen, met three times during 1997. The Audit Committee recommends annually to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the audits, the internal accounting controls of the Company, audit practices, and the professional services furnished by the independent auditors, and reviews all transactions proposed to be entered into between the Company and any of its affiliates.

     The Board of Directors met nine times during 1997. No director attended fewer than 75% of the total number of meetings of the Board of Directors and the Committees on which he served.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and holders of more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such officers, directors and 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based on its review of such forms that it received, the Company believes that, during 1997, all Section 16(a) filing requirements were satisfied on a timely basis with the exception of a filing required to report a purchase by Joseph T. Aveni, an executive officer of the Company. The filing delinquency was due to an administrative misunderstanding and corrected within 30 days.

Item 11.  Executive Compensation

Summary Compensation Table

     The following  table sets forth the  compensation  of the  Company's  Chief
Executive  Officer  and the  Company's  four most highly  compensated  executive officers,  other  than the Chief  Executive  Officer,  who  served as  executive officers at the end of 1997:
---------------------- ------- --------------------------------------- -------------------------------------- -------------

                                        Annual Compensation                   Long Term Compensation
                               --------------------------------------- --------------------------------------
---------------------- ------- ----------- ----------- --------------- ---------------------------- --------- -------------
                                                                                 Awards             Payouts
                                                                       ---------------------------- ---------
                                                                       Restricted  Securities
                                                        Other Annual   Stock       Underlying       LTIP      All Other
Name and Principal                                     Compensation    Awards ($)  Options/SARs     Payout    Compen-sation
Position               Year    Salary ($)  Bonus ($)   ($)                         (#)              ($)       ($)
---------------------- ------- ----------- ----------- --------------- ----------- ---------------- --------- -------------
Andrew L. Farkas       1997       600,000   2,000,000   153,329 (a)                      -----                  61,500  (b)
  Chairman, President, 1996       600,000   1,450,000   151,055 (c)                   300,000  (j)              58,500  (b)
  and Chief Executive  1995       600,000   1,450,000   233,636 (d)                   628,000                   48,000  (b)
  Officer


Edward S. Gordon       1997     1,000,000   1,334,000      ---- (f)                     -----                    3,200  (b)
  Office of the        1996 (i)   505,130       -----    83,377 (e)(f)                250,000  (g)               -----
  Chairman


Stephen B. Siegel      1997     1,000,613   2,000,000  400,000 (e)(f)  $374,063 (k)    50,000  (l)               4,056  (b)
  President and CEO    1996 (i)   303,333       -----  584,117 (e)(f)                  75,000  (h)               6,000  (b)
  of Insignia/ESG, Inc.


Frank M. Garrison      1997       300,000     500,000     ----- (f)                     -----                   21,000  (b)
  Executive            1996       250,000     400,000           (f)                     -----                    3,000  (b)
  Managing Director    1995       199,667     325,000           (f)                   190,000                    3,000  (b)

James A. Aston         1997       300,000     500,000     ----- (f)                     -----                    3,200  (b)
  Office of the        1996       250,000     400,000           (f)                     -----                    3,000  (b)
  Chairman and Chief   1995       194,900     325,000           (f)                   250,000                    3,000  (b)
  Financial Officer
---------------------- ------- -----------

(a) Represents forgiveness of $77,350 principal and $1,875 interest related to a $400,000 loan in accordance with the Employment Agreement dated August 1, 1993. Prerequisites totaled $74,104 including $58,633 for personal tax return assistance.
(b) Represents Insignia's contribution under its 401(k) Plan and 401(k) Restoration Plan.
(c) Represents forgiveness of $100,000 principal and $7,641 interest related to a $400,000 loan in accordance with the Employment Agreement dated August 1, 1993. Perquisites totaled $43,414 including $30,267 for personal use of leased aircraft.
(d) Represents forgiveness of $100,000 principal and $18,000 interest related to a $400,000 loan in accordance with the Employment Agreement dated August 1, 1993. Perquisites totaled $115,636 including $37,284 for personal use of leased aircraft and $32,231 for personal tax return assistance.
(e) Sales commissions. Does not include certain advance payments with respect to a non-compete agreement. See "Compensation of Directors and Executive Officers - Employment Agreements."
(f) Total perquisites did not exceed the lesser of $50,000 or 10% of total salary and bonus.
(g) Does not include options to purchase 840,679 shares assumed by the Company in the acquisition of Edward S. Gordon Company, Incorporated.
(h) Does not include options to purchase 146,680 shares assumed by the Company in the acquisition of Edward S. Gordon Company, Incorporated.
(i) Employment began on July 1, 1996.
(j) Granted on February 20, 1996 and disclosed in the Proxy Statement for the Annual Meeting of Stockholders held on May 23, 1996.
(k) Restricted stock award for 17,500 shares. Valuation based on $21.375 per share, the fair market value on the date of the award. The restrictions lapse for 25% of the award after 18 months, 25% after 36 months and 50% after 60 months.
(l) Does not include repriced options replacing those originally granted in 1996.

Compensation of Directors

     Each of Insignia's directors who is not an employee of Insignia received during 1997, and currently receives, a fee of $10,000 per year for serving as a director, plus $2,000 per meeting attended (up to a maximum of $10,000). Each director who is not an employee of Insignia also received a bonus of $30,000 based on the Company's 1997 performance. Each director who is not an employee of Insignia is eligible to participate in the Insignia 1995 Non-Employee Director
Stock Option Plan, which provides for each Non-Employee Director to receive at the time of his initial election an option to purchase 20,000 shares of Common
Stock and to receive an additional option each year thereafter to purchase 2,000 shares, in each case at the then fair market value of the Common Stock.

Option/SAR Grants in Last Fiscal Year

     The following table sets forth information concerning stock options granted by Insignia during 1997 to each of the executive officers (including the Chief
Executive Officer) named in the Summary Compensation Table:


------------------------------------------------------------------------------- -------------------------------------
                                                                                     Potential Realizable Value
                                                                                      at Assumed Annual Rates
                                                                                    of Stock Price Appreciation
                              Individual Grants                                         For Option Terms (a)
------------------------------------------------------------------------------- -------------------------------------
-------------------------- ------------- ------------- ------------ ----------- ------------------ ------------ -----
                                          % of Total
                                           Options/
                                             SARs
                                          Granted to    Exercise
                             Options/     Employees      or Base
                               SARs       in Fiscal       Price     Expiration
          Name             Granted (#)     Year (b)     ($/Share)      Date            5%              10%
                                                           (c)
-------------------------- ------------- ------------- ------------ ----------- ------------------ ------------ -----

    Andrew L. Farkas           none

    Edward S. Gordon           none

    Stephen B. Siegel        125,000 (d)     13.4%       $16.4375    7/21/02      $567,675 (e)      $1,254,413 (e)

    Frank M. Garrison          none

    James A. Aston             none


(a) The dollar amounts under these columns are the result of calculations at 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of Common Stock price.
(b) During the year ended December 31, 1997, stock options representing an aggregate of 935,250 shares of Common Stock were issued to all employees as a group.
(c) Exercise prices represent the fair market value, as determined by the Board of Directors, on the date of grant. The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the date of exercise, or a combination thereof.
(d) Includes options to purchase 75,000 shares repriced to replace options originally issued July 1, 1996 and options to purchase 25,000 shares repriced to replace options originally issued February 21, 1997. All such options become exercisable in five equal annual installments, the first installment becoming exercisable six months after the date of grant.
(e) Represents gain before income taxes; the fair market value of the Common stock on July 21, 1997, (the date of the grant), as determined by the Board of Directors, was $16.4375 per share.


Aggregated  Option/SAR  Exercises  in  Last  Fiscal  Year  and  Fiscal  Year-End
Option/SAR Value Table

     The following table sets forth information concerning the exercise of stock options during fiscal 1997 by each of the executive officers (including the Chief Executive Officer) set forth on the Summary Compensation Table and the fiscal year-end value of unexercised options.


============ =========================== =============== =============================== ============================
                                                                   Number of Securities         Value of Unexercised
                                                                 Underlying Unexercised    In-The-Money Options/SARs
                                                                 Options/SARs at Fiscal   at Fiscal Year-End ($) (a)
                                                                           Year-End (#)

                     Shares Acquired on           Value                Exercisable (E)/             Exercisable (E)/
       Name                Exercise (#)    Realized ($)               Unexercisable (U)             Unexercisable(U)
============ =========================== =============== =============================== ============================

Andrew L. Farkas             none                                     748,000  (E)               $6,330,750  (E)

                                                                      180,000  (U)                  630,000  (U)
                                                                      928,000                    $6,960,750

Edward S. Gordon         840,679  (b)        $12,921,473               50,000  (E)                     $-0-  (E)

                                                                      200,000  (U)                      -0-  (U)
                                                                      250,000                          $-0-

Stephen B. Siegel            none                                     146,680  (E)(c)            $2,470,332  (E)(c)

                                                                      125,000  (U)                  820,313  (U)
                                                                      271,680                    $3,290,645

Frank M. Garrison           8,890              $166,132               168,500  (E)               $2,195,742  (E)

                                                                      112,000  (U)                1,277,863  (U)
                                                                      280,500                    $3,473,605

James A. Aston               none                                     239,890  (E)               $2,836,800  (E)

                                                                       78,000  (U)                  911,375  (U)
                                                                      317,890                    $3,748,175


(a) Based on the closing price of the Common Stock on the New York Stock Exchange on December 31, 1997 of $23.00 per share.
(b) Includes options to purchase 840,679 shares assumed by the Company in the acquisition of Edward S. Gordon Company, Incorporated.
(c) Includes options to purchase 146,680 shares assumed by the Company in the acquisition of Edward S. Gordon Company, Incorporated.

Compensation Committee Interlocks and Insider Participation

     During 1997, Messrs. Denison, Lipstein and Mickel (non-employee directors) served as members of the Compensation Committee. None of the Compensation Committee members or executive officers of the Company have any relationships which must be disclosed under this caption.

Employment and Consulting Agreements

Andrew L. Farkas

     Andrew L. Farkas is employed by Insignia pursuant to an employment agreement by and between Mr. Farkas and Insignia, dated as of January 1, 1998 (the "Farkas Employment Agreement"), which provides for him to serve as chief executive officer and a director of Insignia until December 31, 2000, or such earlier date as provided therein. Mr. Farkas is to receive a base salary of $1,000,000 per year, subject to such discretionary increases as may be determined by the Board of Directors, and a bonus to be determined annually by the Board of Directors. Mr. Farkas has agreed that for one year after the termination of the Farkas Employment Agreement, he will not solicit business from any of Insignia's customers or clients with whom he has had "material contact" (as defined in the Farkas Employment Agreement) during the twelve month period preceding the date of cessation of his employment with Insignia, and he will neither solicit employees of Insignia to work for any competitor of Insignia nor purchase any limited partner units of partnerships controlled directly or indirectly by Insignia for two years after the termination of the Farkas Employment Agreement. In 1993, Insignia loaned Mr. Farkas $400,000, which loan bore interest at the rate of six percent per annum. $100,000 of such loan and the interest-to-date on such loan was forgiven on August 1 of 1994, 1995, 1996 and 1997. Pursuant to the Farkas Employment Agreement, Mr. Farkas has borrowed $1,500,000 from Insignia at an interest rate of 6.5% per annum. The principal of and interest on such loan will be forgiven by Insignia subject to the terms and conditions of the Farkas Employment Agreement. Insignia is obligated to pay the premium for a $5 million term life insurance policy on the life of Mr. Farkas, the beneficiaries of which are to be designated by Mr. Farkas. Upon the termination of Mr. Farkas's employment for any reason other than death, Insignia must transfer ownership of such policy to Mr. Farkas or his designee. Insignia has agreed that, so long as Mr. Farkas is employed by Insignia, the Board of Directors will nominate Mr. Farkas for election as a director and elect or appoint him as Chairman of the Board, as a member and Chairman of the Executive Committee and as an ex officio member of the Compensation Committee. Upon the execution of the Farkas Employment Agreement, Insignia paid Mr. Farkas a signing bonus consisting of (a) the grant to Mr. Farkas of Insignia's 19.1% interest in Metropolitan Asset Enhancement, L.P. and
(b) a cash payment of $2,000,000.

     Mr. Farkas's employment will be terminated in the event that Mr. Farkas is disabled during his employment with Insignia, whereupon Insignia will pay 75% of his salary for a period of time equal to twice the term of his employment contract remaining immediately prior to his termination (but not less than two years). If Mr. Farkas dies during the term of the Farkas Employment Agreement, Insignia will pay to his estate his salary for the remainder of the term of the Farkas Employment Agreement. If Mr. Farkas is terminated without cause and such termination is not in connection with a Significant Transaction (as defined below), Insignia will pay his salary through the term of the Farkas Employment Agreement.

     The Farkas Employment Agreement provides that upon the occurrence of any one of several events or transactions involving Insignia set forth in the Farkas Employment Agreement (each, a "Significant Transaction"), including, but not limited to, any change of control of Insignia, Insignia shall pay to Mr. Farkas an amount equal to (i) the discretionary bonus he received with respect to the year prior to the year in which the Significant Transaction occurred, plus (ii)
(a) $5 million if the Significant Transaction occurs in the first 12 months of the term of the Farkas Employment Agreement (the "Employment Period"), (b) $6 million if the Significant Transaction occurs in the second 12 months of the Employment Period, or (c) $7 million if the Significant Transaction occurs in the third 12 months of the Employment Period. Although the execution and delivery of the Agreement and Plan of Merger, dated as of March 17, 1998 (the "Merger Agreement"), by and among Insignia, Insignia/ESG Inc., a Delaware corporation ("Insignia/ESG"), Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), and AIMCO Properties, L.P., a Delaware limited partnership, which provides for the proposed merger (the "Merger") of Insignia with and into AIMCO, constituted a Significant Transaction under the Farkas Employment Agreement, any right to payment triggered by that Significant Transaction will not apply unless the transactions contemplated by the Merger Agreement are consummated. Upon the occurrence of a Significant Transaction and/or upon termination without cause, all options, warrants and restricted stock in both Insignia and Insignia Properties Trust granted to Mr. Farkas will vest immediately and be exercisable, although such vesting will not occur in connection with the execution of the Merger Agreement until the consummation of the Merger. In addition, upon the occurrence of a Significant Transaction, Mr. Farkas may elect to convert his employment agreement into a consulting agreement with the same terms and conditions as the Farkas Employment Agreement. The Farkas Employment Agreement also provides that in the event that Insignia enters into a transaction resulting in (i) a majority of the equity interest in
Insignia being beneficially owned by a person who is not an affiliate of Insignia, or (ii) the sale or other disposition to a third party of one or more of Insignia's subsidiaries, divisions or operating businesses (including Holdings) representing in the aggregate 20% or more of Insignia's 1998 budgeted earnings before interest, taxes, depreciation and amortization ("EBITDA") (each, a "Material Asset Disposition"), Insignia shall pay to Mr. Farkas a cash bonus equal to 1% of the consideration received by Insignia and its shareholders as a result of such Material Asset Disposition.

     To the extent Mr. Farkas would be subject to the excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), on amounts or benefits to be received from Insignia required to be included in the calculation of parachute payments for purposes of Sections 280G and 4999 of the Code, the amounts of any such payments will be automatically reduced to an amount one dollar less than an amount that would subject Mr. Farkas to the excise tax under Section 4999 of the Code, provided that the automatic reduction shall apply only if the reduced payments received by Mr. Farkas (after taking into account further reductions for applicable taxes) would be greater than his unreduced payments, after applicable taxes.

     As a result of the execution of the Merger Agreement, Mr. Farkas can convert the Farkas Employment Agreement into a consulting agreement. Mr. Farkas has agreed to make such a conversion upon consummation of the Merger. AIMCO has agreed to pay Mr. Farkas his salary from the date of consummation of the Merger until December 31, 2000. Upon consummation of the proposed pro rata distribution (the ADistribution@) by Insignia to its stockholders of all of the outstanding common stock, par value $.01 per share of Insignia/ESG, ("Insignia/ESG Common Stock"), of Holdings, Insignia will purchase Mr. Farkas's options and warrants to purchase Insignia Common Stock for a payment equal to the difference between the exercise price of such option or warrant and $25.00 per share.

Stephen B. Siegel

     Insignia, Insignia/ESG, Inc. ("Insignia/ESG") and Stephen B. Siegel are parties to an employment agreement which expires on December 31, 2002, subject to earlier termination or extension as provided for in the agreement. The agreement provides that Mr. Siegel shall serve as President of Insignia/ESG, among other duties. Under the agreement, Mr. Siegel (i) receives a base salary of $1,000,000 per annum, (ii) received grants of options to purchase up to 75,000 shares of Insignia Common Stock at $27.125 per share and 25,000 shares of Insignia Common Stock at $21.375 per share and a one-time restricted stock award of 17,500 shares of Insignia Common Stock , each of which vests in five equal installments, (iii) receives 30% of all promotional commission revenues earned, received and retained by Insignia/ESG in which Mr. Siegel has rendered services recognized by Insignia/ESG, and (iv) receives 50% of all net commission revenues earned, received and retained by Insignia/ESG in which Mr. Siegel has rendered services recognized by Insignia/ESG. The agreement also provides that, commencing with the year ending December 31, 1997, Mr. Siegel will receive, for each year or part thereof during the employment term, an amount up to a maximum of $400,000 annually equal to 0.6% of the gross commissions earned, received and retained by Insignia/ESG, but only to the extent that Insignia/ESG and all of its wholly owned subsidiaries meets or exceeds its annual EBITDA budget, as established by Insignia's Compensation Committee, after reduction for all bonus compensation paid to employees of Insignia/ESG (including the imputed bonus of Mr. Siegel), all Insignia/ESG overhead allocations and all other compensation paid to Mr. Siegel, which annual EBITDA budget shall be increased by Insignia=s Compensation Committee for each subsequent year by an amount of no more than 10% of the annual EBITDA budget for the immediately preceding year. The agreement as amended further provides that, commencing with the year ending December 31, 1997, Mr. Siegel will receive for each year an annual bonus of 10%, or such lesser percentage as Insignia's Compensation Committee, in its sole and absolute discretion, shall determine, of the increase in annual EBITDA reduced by all bonus compensation paid to the employees of Insignia/ESG (including the imputed bonus of Mr. Siegel), all Insignia/ESG overhead allocations and all compensation paid to Mr. Siegel over the annual EBITDA for the immediately preceding year. Such bonus shall be paid to the Executive within one-hundred-twenty (120) days after the end of Insignia's fiscal year.

     The employment agreement as amended also provides for Insignia to loan Mr. Siegel $1,000,000 with the principal and interest thereon forgiven on December 31, 2002 if on such date Mr. Siegel's employment with Insignia has not been terminated for any valid reason, and Insignia to purchase at its expense term life insurance on the life of Mr. Siegel with a death benefit of $5,000,000, the beneficiaries of which are to be designated by Mr. Siegel.

     Mr. Siegel has agreed not to compete with either Insignia or Insignia/ESG for two years after the termination of the agreement and as compensation therefor, Mr. Siegel received a $300,000 advance payment to be allocated over two years. Upon Mr. Siegel's death, the agreement, as amended, provides that Insignia/ESG shall pay Mr. Siegel's estate $1,000,000 per annum during the remaining term of the agreement, not to exceed one year. If Mr. Siegel is terminated for cause (as defined in the agreement, as amended), Insignia/ESG shall pay Mr. Siegel his base salary, as in effect, up to and including the date on which the termination occurred. If Mr. Siegel is terminated without cause, Mr. Siegel shall, at his election, either observe the non-compete agreement and receive the compensation provided for in the agreement until December 31, 1999 or accept other employment that violates the non-compete and receive $1,000,000 per year until December 31, 1999, less the aggregate amount of compensation payable to him for such new employment.

     Upon the consummation of the Distribution, Mr. Siegel's options to purchase Insignia Common Stock will be (i) in the case of options granted to Mr. Siegel by Insignia after Insignia purchased Edward S. Gordon Company, Inc. ("ESG"), assumed by Holdings at a price subject to adjustment of the exercise price in connection with the Distribution; and (ii) in the case of options granted by Insignia to Mr. Siegel by ESG that Insignia assumed when Insignia purchased ESG, purchased by Insignia for a per option cash payment equal to the spread between the exercise price of such option and the per share consideration for Insignia Common Stock paid by AIMCO in the Merger.

Edward S. Gordon

     Insignia, Insignia/ESG, and Edward S. Gordon are parties to an employment agreement dated as of June 17, 1996, as amended, which became effective on July 1, 1996 and expires on June 30, 2001, subject to earlier termination or extension as provided for in the agreement. Mr. Gordon (i) receives an annual base salary of $1,000,000 per annum, (ii) received a one-time grant of options to purchase up to 250,000 shares of Insignia Common Stock at $27.125 per share that vest in five equal installments commencing on January 1, 1997 (the AGordon Options"), and (iii) received the payment of commissions earned on or prior to December 31, 1996, at certain rates and for certain identified transactions, each as set forth in the agreement. The agreement also provides for an annual bonus payment for the year ending December 31, 1997 and each subsequent year or part thereof, which is subject to a bonus plan (the "Gordon Bonus Plan") approved by stockholders on April 30, 1997. The Gordon Bonus Plan provides for an annual bonus for the year ending December 31, 1997 (or part thereof) and each subsequent year (or part thereof) during the term of the employment agreement in an amount equal to 0.75% of Insignia/ESG's gross revenues for such year (or part thereof), if Insignia/ESG's EBITDA, after adjustment for any bonus payable under the Gordon Bonus Plan with respect to such year (or part thereof), is not less than the Target Amount (as defined below) for such year (or pro rata portion for partial years); provided, however, that in the event Insignia/ESG's EBITDA as so calculated is less than the Target Amount (or pro rata portion for partial years), the amount of such bonus shall be reduced by the amount of such
deficiency.   With   respect  to  any  year   "Target   Amount"  is  defined  as
Insignia/ESG's budgeted EBITDA for such year as determined by Insignia's Compensation Committee prior to the commencement of such year (and which was $14 million for the year ended December 31, 1997) provided, however, that budgeted EBITDA for any year shall not be more than 110% of the budgeted EBITDA for the immediately preceding year, and provided further, that the Target Amount may be increased or decreased from time to time if Insignia=s Compensation Committee reasonably determined that anticipated increases or decreases in Insignia/ESG's EBITDA must be reflected as a result of any acquisitions or dispositions, respectively, by Insignia/ESG.

     Mr. Gordon has agreed not to compete with either Insignia or Insignia/ESG for five years after the termination of the agreement. As compensation therefore, Mr. Gordon received a $1,000,000 advance payment on July 1, 1996 to be allocated over five years. Mr. Gordon's options to purchase shares of Insignia Common Stock will convert to options to purchase shares of Holdings Common Stock upon the consummation of the Distribution.

     If Mr. Gordon is terminated for cause (as defined in the agreement), Insignia/ESG shall pay Mr. Gordon his base salary, as in effect, up to and including the date on which the termination occurred. Upon termination without cause or due to death, Insignia/ESG, Inc. shall pay Mr. Gordon $1,200,000 per year until June 30, 2001, if Mr. Gordon is terminated without cause, or pay Mr. Gordon's estate $1,200,000 per annum during the remaining term of the agreement, not to exceed two years.

     The Gordon Options will be assumed by Holdings at the time at which the Distribution is effective, and the exercise price will be adjusted to an amount equal to the average closing price of Insignia/ESG Common Stock during its first three trading days.

James A. Aston and Frank M. Garrison

     Messrs. James A. Aston and Frank M. Garrison are employed by Insignia pursuant to separate employment agreements with Insignia, dated as of January 1, 1998 (the "Executive Employment Agreements"), which provide for Mr. Aston to serve as Office of the Chairman and Chief Financial Officer of Insignia and for Mr. Garrison to serve as Executive Managing Director and President of the Financial Services Division of Insignia until December 31, 2000, or such earlier date as provided therein. Messrs. Aston and Garrison each are to receive a base salary of $400,000 per year, subject to such discretionary increases as may be determined by the Board of Directors, and a bonus to be determined annually by the Board of Directors. Messrs. Aston and Garrison each have agreed that for one year after the termination of his Executive Employment Agreement he will not solicit business from any of Insignia's customers or clients with whom he has had "material contact" (as defined in the Executive Employment Agreements) during the twelve month period preceding the date of cessation of his employment with Insignia, and he will neither solicit employees of Insignia to work for any competitor of Insignia nor purchase any limited partner units of partnerships controlled directly or indirectly by Insignia for two years after the termination of his Executive Employment Agreement. Pursuant to the Executive Employment Agreements, Messrs. Aston and Garrison each have borrowed $500,000 from Insignia at an interest rate of 6.5% per annum. The principal of and interest on such loans will be forgiven by Insignia subject to the terms and conditions of the Executive Employment Agreements. Insignia is obligated to pay the premium for a $5 million term life insurance policy on the life of each of Messrs. Aston and Garrison, the beneficiaries of which are to be designated by Messrs. Aston and Garrison, respectively. Upon termination of Mr. Aston's or Mr. Garrison's employment for any reason other than death, Insignia must transfer ownership of such policy to him or his designee.

     Each of the Executive Employment Agreements provides that it will be terminated in the event that Messrs. Aston or Garrison, as applicable, is disabled during his employment with Insignia, whereupon Insignia will pay 75% of his salary for the remaining term of his Executive Employment Agreement. If Messrs. Aston or Garrison dies during the term of his Executive Employment Agreement, Insignia will pay to his estate his salary for the remainder of the term of his Executive Employment Agreement. If Messrs. Aston or Garrison is terminated without cause, Insignia will pay his salary through the term of his Executive Employment Agreement. Upon termination without cause, all options and warrants granted to Messrs. Aston and Garrison will vest immediately and be exercisable.

     The Executive Employment Agreements provide that upon the occurrence of a Significant Transaction, Insignia shall pay to each of Messrs. Aston and Garrison an amount equal to (i) the discretionary bonus he received with respect to the year prior to the year in which the Significant Transaction occurred, plus (ii) $33,333 per month for each month or part thereof after June 30, 1998 if the Significant Transaction occurs after June 30, 1998. Although the execution and delivery of the Merger Agreement constituted a Significant Transaction under the each of the Executive Employment Agreements, any right to payment under the Executive Employment Agreements will not apply unless the transactions contemplated by the Merger Agreement are consummated. In addition, upon the occurrence of a Significant Transaction, Messrs. Aston and Garrison each may elect to convert his employment agreement into a consulting agreement with the same terms and conditions as his Executive Employment Agreement. The Executive Employment Agreements also provide that upon the occurrence of a Material Asset Disposition, Insignia will pay each of Messrs. Aston and Garrison a cash bonus equal to 0.25% of the consideration received by Insignia and its shareholders as a result of such Material Asset Disposition.

     To the extent Messrs. Aston or Garrison would be subject to the excise tax under Section 4999 of the Code on amounts or benefits to be received from Insignia required to be included in the calculation of parachute payments for purposes of Sections 280G and 4999 of the Code, the amounts of any such payments will be automatically reduced to an amount one dollar less than an amount that would subject Messrs. Aston or Garrison to the excise tax under Section 4999 of the Code, provided that the automatic reduction shall apply only if the reduced payments received by Messrs. Aston or Garrison (after taking into account further reductions for applicable taxes) would be greater than the unreduced payments to be received by Messrs. Aston or Garrison, after applicable taxes.

     As a result of the execution of the Merger Agreement, Messrs. Aston and Garrison each can convert his Executive Employment Agreement into a consulting agreement. Messrs. Aston and Garrison have agreed to make such a conversion upon consummation of the Merger. AIMCO has agreed to pay Messrs. Aston and Garrison their salaries from the date of consummation of the Merger until December 31, 2000. Upon the consummation of the Distribution, Insignia will purchase Mr. Aston=s and Mr. Garrison=s options and warrants to purchase Insignia Common Stock for a payment equal to the difference between the exercise price of such option or warrant and $25.00 per share.





Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of February 28, 1998 by: (i) each stockholder known by Insignia to beneficially own in excess of 5% of the outstanding shares of Common Stock, (ii) each director, (iii) the Chairman, Chief Executive Officer and President, and each of the other four most highly compensated executive officers, and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by such persons.

                                                                     Beneficial
                                                                     Ownership
Name and Address                              Shares                   Percent

Metropolitan Acquisition Partners IV, L.P.  2,237,258                    7.3%
c/o Metro Shelter Directives, Inc.
One Insignia Financial Plaza
Greenville, South Carolina 29602

Andrew L. Farkas                            5,760,499 (1)               18.4%
Insignia Financial Group, Inc.
One Insignia Financial Plaza
Greenville, South Carolina 29602

Apollo Real Estate Investment Fund, L.P.    3,944,686 (2)               12.4%
c/o Apollo Real Estate Fund, L.P.
2 Manhattanville Road
Purchase, New York  10577

Janus Capital Corporation(3)                2,206,700                    7.2%
100 Filmore Street, Suite 300
Denver, Colorado  80206

The Capital Group Companies, Inc. (4)       3,274,230                   10.6%
333 South Hope Street
Los Angeles, California  90071

Perkins Capital Management, Inc.            2,580,100 (5)                8.3%
730 East Lake Street
Wayzata, Minnesota 55391

Palisade Capital Management, L.L.C.         1,787,862 (6)                5.7%
1 Bridge Plaza, Suite 695
Fort Lee, New Jersey 07024


Robert J. Denison(7)(8)                       403,724                    1.3%

Robin L. Farkas(7)(9)                         166,777                      *

Merril M. Halpern(10)                          24,000                      *

Robert G. Koen(11)                             24,000                      *

Michael Lipstein(7)(11)                       124,707                      *

Buck Mickel(7)(11)                             77,668                      *

James A. Aston(12)                            304,983                    1.0%

Frank M. Garrison(13)                         217,139                      *

Edward S. Gordon(14)                          695,879                    2.3%

Stephen B. Siegel(15)                         171,680                      *

All directors and executive officers        9,181,138                   27.9%
as a group (23 individuals)(1)(16)(17)

*     Less than one percent.

(1) Includes shares owned by (i) Metropolitan Acquisition Partners IV, L.P. ("MAP IV"), (ii) Metropolitan Acquisition Partners V, L.P. ("MAP V"), (iii) Metro Shelter Directives, Inc. and MV, Inc., the general partners of MAP IV and MAP V, respectively, (iv) certain stockholders who have granted proxies to MAP IV and MAP V, and (v) certain stockholders (including Charterhouse
     Equity Partners, L.P. ("CEP") and affiliates of Apollo Real Estate Advisors, L.P.) who are party to a stockholders agreement with Andrew L. Farkas. Includes 748,000 shares subject to options and warrants which are or will become exercisable within 60 days. Includes 3,333 shares of restricted stock which will vest within 60 days, the remaining 93,333 shares will vest ratably over the next 56 months.

(2) Includes securities owned by various affiliates of Apollo Real Estate Investment Fund, L.P., including 1,392,916 shares subject to warrants which are or will become exercisable within 60 days.

(3) Janus Capital Corporation is a registered investment advisor that furnishes investment advice to individual and institutional clients and certain mutual funds. The foregoing is based upon a Schedule 13G, Amendment No. 7, filed by Janus Capital Corporation with the Securities and Exchange Commission on or about February 13, 1998.

(4) The Capital Group Companies, Inc. ("Capital") is the parent holding company of a group of investment management companies. Capital does not have investment power or voting power over any of the securities reported herein. Capital Guardian Trust Company, a bank as defined in Section 3(a)6 of the Securities Exchange Act of 1934 and a wholly owned subsidiary of Capital, is the beneficial owner of the reported shares as a result of serving as the investment manager of various institutional accounts. The reported shares include 424,530 shares resulting from the assumed conversion of 225,000 shares of the 6 1/2% Trust Convertible Preferred Securities issued by Insignia Financing I, a subsidiary of the Company. The foregoing is based upon a Schedule 13G filed by Capital with the Securities and Exchange Commission on or about February 10, 1998.

(5) Perkins Capital Management, Inc. is a registered investment advisor that furnishes investment advice to individual and institutional clients and to certain mutual funds. The reported shares include 1,870,000 shares and 210,000 warrants (exercisable within 60 days) owned by clients of Perkins Capital Management, Inc. and 500,000 warrants (exercisable within 60 days) owned by Perkins Opportunity Fund. The foregoing is based upon a Schedule 13G, Amendment No. 9, filed by Perkins Capital Management, Inc. on or about January 30, 1998.

(6) Palisade Capital Management, L.L.C. is a registered investment advisor that furnishes investment advice to individual and institutional clients and to certain mutual funds. The reported shares include 683,965 shares resulting from the assumed conversion of 362,501 shares of the 6 1/2% Trust
     Convertible Preferred Securities issued by Insignia Financing I, a subsidiary of the Company. The foregoing is based upon a Schedule 13G filed by Palisade Capital Management, L.L.C. on or about February 9, 1998.

(7) Messrs. Denison, Lipstein, Mickel and Robin L. Farkas are each limited partners in MAP IV.

(8) Includes 133,600 shares held by First Security Associates L.P., a limited partnership of which Mr. Denison is the sole general partner, and 246,100 shares held by First Security Company II, L.P., a limited partnership of which Mr. Denison is the sole general partner. Includes 10,000 shares subject to options and warrants which are exercisable or will become exercisable within 60 days, but excludes 43,600 shares held by First Security International Fund, Ltd., a Cayman Islands company, for which First Security Management, Inc., a New York corporation, serves as the investment advisor. Mr. Denison is the President of First Security Management, Inc.

(9)  Includes  24,000  shares  subject  to  options  which  are or  will  become
     exercisable   within  60  days,  and  88,129  shares  owned  by  a  general partnership for which Mr. Farkas shares voting power.

(10) Includes 24,000 shares subject to options which are or will become exercisable within 60 days. Does not include 675,838 shares beneficially owned by CEP and an associated entity. Charterhouse Group International, Inc. ("Charterhouse"), of which Mr. Halpern is Chairman of the Board, indirectly controls CEP and may be deemed to beneficially own such shares. Mr. Halpern disclaims beneficial ownership of any shares beneficially owned by Charterhouse.

(11) Includes 24,000 shares subject to options which are or will become exercisable within 60 days.

(12) Includes 233,000 shares subject to options and warrants which are or will become exercisable within 60 days. Includes 834 shares of restricted stock which will vest within 60 days and the remaining 23,333 shares vest ratably over the next 56 months.

(13) Includes 176,500 shares subject to options and warrants which are or will become exercisable within 60 days. Includes 834 shares of restricted stock which will vest within 60 days and the remaining 23,333 shares vest ratably over the next 56 months.

(14) Includes 100,000 shares subject to options which are or will become exercisable within 60 days.

(15) Includes 171,680 shares subject to options which are or will become exercisable within 60 days.

(16) Includes 2,353,900 shares subject to options and warrants which are or will become exercisable within 60 days. Includes 5,835 shares of restricted stock which will vest within 60 days and the remaining 163,332 shares will vest ratably over the next 56 months.

(17) No directors or executive officers beneficially own any of the outstanding 6 1/2% Trust Convertible Preferred Securities issued by Insignia Financing I, a subsidiary of the Company.


Item 13.  Certain Relationships and Related Transactions

General

     Andrew L. Farkas is the sole director and stockholder of the general partner of MAE, which owns a one percent interest in MAE. Mr. Farkas is also the sole stockholder and director, and the President, of MAG. Mr. Farkas is the sole stockholder of the general partner of MAP IV; the general partner of MAP IV is generally entitled to receive 50% of all distributions made by MAP IV, and Mr. Farkas holds an additional 5% limited partnership interest in MAP IV. Mr. Farkas is also the sole stockholder of the general partner of MAP V; the general partner of MAP V is generally entitled to receive 30% of all distributions made by MAP V. Mr. Farkas owned an equity interest in CEP's predecessor, which dissolved in December 1995 and distributed 675,838 shares of Common Stock to CEP and an associated entity and 426,788 shares of Common Stock to Mr. Farkas.

     As of the date hereof, (i) Insignia owns a 19.13% limited partnership interest in MAE (as of January 1, 1998, this interest was transferred to Andrew
L. Farkas under his amended employment agreement), (ii) MAP IV owns a 64.5% limited partnership interest in MAE, and (iii) MAP V owns a 9.5% limited partnership interest in MAE. Effective September 1993, the Compensation Committee of the Board of Directors of Insignia authorized the assignment of a one-half of one percent limited partnership interest in MAE to each of six employees, including Messrs. Aston and Garrison and three other executive officers of the Company. In addition, Metropolitan Partners I, L.P. ("Metropolitan"), a limited partnership in which a corporation owned by Mr. Farkas is the general partner and Mr. Aston and one other executive officer of the Company are the limited partners, owns a 1.05% limited partnership interest in MAP IV.

Relationship with MAE

     MAE was formed in December 1990 to be the principal vehicle for acquiring direct or indirect control of interests in real property that would be managed or serviced by the Company. In August 1993, the Company entered into an agreement with MAE (the "MAE Agreement") whereby (i) the Company agreed to assist MAE as its advisor and agent in connection with MAE's acquisition, asset management, property management, and securitization activities and, in connection therewith, to perform all related services, (ii) the Company agreed to render to MAE full investment banking, financial advisory, recapitalization, asset restructuring, securitization, and mortgage banking services (as sole compensation for the provision of such services, the Company receives Incentive Management Fees, Transaction Fees and Cost Reimbursements, as defined in the MAE Agreement), and (iii) the Company and MAE agreed that, in the event either was to obtain an opportunity to acquire interests in real estate or in entities which own or control real estate, the Company would have the first right to acquire such interests. The Company and MAE did also agree in the MAE Agreement that if the Company were to elect not to acquire any such interests, but MAE did elect to acquire such interests and the Company elected to provide any financing to MAE for such acquisition, then such financing would be by means of loans that would bear interest at a rate equal to the rate then paid by the Company on indebtedness under a revolving credit facility. If the Company was not a party to a revolving credit facility, such rate would be the estimated rate the Company would pay on indebtedness incurred under a revolving credit facility. As a result of the merger of MAE GP Corporation (described below) with and into Insignia Properties Trust (defined below), the MAE Agreement has been terminated.

MAE GP Merger

     Effective as of March 7, 1998, MAE GP Corporation ("MAE GP"), which until then was a wholly-owned subsidiary of MAE, was merged with and into Insignia Properties Trust, a real estate investment trust controlled by Insignia ("IPT"), with IPT surviving the merger (the "MAE GP Merger"). As consideration for the MAE GP Merger, IPT issued 332,300 shares of the common stock of IPT to MAE valued for purposes of the MAE GP Merger at $10.53 per share.

     MAE GP owned or controlled equity interests in entities which comprised or controlled the general partners of 29 public and 76 private real estate limited partnerships (collectively, the "MAE Partnerships"). The MAE Partnerships own, in the aggregate, 169 properties containing approximately 32,000 residential apartment units and approximately 2.3 million square feet of commercial space.

     In connection with the MAE GP Merger, all of the shares of Class B common stock of Angeles Mortgage Investment Trust, a real estate investment trust that has entered into a definitive agreement to be merged with IPT, which were until then owned by MAE GP, were transferred by dividend to MAE prior to the MAE GP Merger.

     Also in connection with the MAE GP Merger, on February 17, 1998, Insignia Properties, L.P., which is the operating partnership of IPT ("IPLP"), purchased certain assets described below from MAE for approximately $596,000. The assets purchased by IPLP from MAE consisted of (i) a 99% limited partner interest in Insignia Jacques Miller, L.P. ("IJM"), which in turn owns non-controlling equity interests in entities that comprise or control the general partners of 30 of the MAE Partnerships and various notes receivable (the 1% general partner interest in IJM was acquired by IPT from MAE GP in the MAE GP Merger), and (ii) a 6.557% limited partner interest in Buccaneer Trace Limited Partnership, which owns a 208-unit residential apartment complex located in Savannah, Georgia.

     Also in connection with the MAE GP Merger, on February 17, 1998, Insignia contributed all of the limited partner interests it owned in the MAE Partnerships to IPLP in exchange for units of limited partnership in IPLP ("OP Units"). The value of the interests contributed was approximately $5,460,000, for which Insignia received 518,528 OP Units (based on a value of $10.53 per unit).

Winthrop Transaction

     On October 27, 1997, Insignia consummated a transaction with Winthrop Financial Associates, a Limited Partnership ("WFA"), which is controlled by Apollo Real Estate Investment Fund, L.P., and certain affiliates of WFA whereby Insignia acquired, among other things, limited partner interests in, or the right to acquire units of limited partner interests in (together, the "Winthrop Units"), two public and 11 private real estate limited partnerships (the "Winthrop Partnerships"), which own, in the aggregate, 29 properties containing approximately 12,100 residential apartment units, and the right to receive certain asset management, investor services and partnership management fees from ten of the Partnerships which totaled $987,602 in 1996 (the base upon which the purchase price paid by Insignia was calculated) (the "Winthrop Fees," and together with the Winthrop Units, the "Winthrop Interests").

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

     On February 17, 1998, Insignia granted IPLP an option (the "Winthrop Option") to acquire all but not less than all of the Winthrop Interests at any time on or before December 31, 1998. The Winthrop Option is exercisable by IPLP for an aggregate cash amount of approximately $46 million, plus varying amounts of interest on approximately $40 million of such amount at a rate equal to Insignia's cost of funds (based on the interest rate in effect from time to time under Insignia's revolving credit facility) and a ratable portion of the transaction costs incurred by Insignia in connection with the acquisition. Upon exercise of the Winthrop Option, the Operating Agreement of IPT I LLC will be amended to make IPT the sole managing member of IPT I LLC, with the sole authority to manage the business and affairs of IPT I LLC, and Insignia will cause the persons designated by IPLP from time to time to be appointed as the Class B directors of FWC.

Services

     Since January 1, 1992, Insignia has provided property management services and other management and administrative services for essentially all properties and other assets owned or otherwise controlled by MAE. Insignia was paid a total of $29,600,000 in the year ended December 31, 1997, for such services.

     Since the inception of Insignia, MAG has provided restructuring, acquisition, and debt workout services to Insignia, MAE, and various partnerships controlled by either Insignia or MAE. During the year ended December 31, 1997, MAE paid Insignia investment banking fees in the amount of $2,041,000 in connection with the services rendered to MAE and its various subsidiaries.

Loans and Guarantees

     During the fiscal years 1995 and 1996, Insignia loaned MAE an aggregate of $69,000, and $50,000, respectively, which funds generally were used in connection with the servicing and restructuring of pre-existing obligations of certain apartment complexes controlled by MAE. During the fiscal years 1995, 1996 and 1997, MAE repaid an aggregate of $167,300, $173,000 and $287,000 on these and previous similar loans, respectively. As of December 31, 1997, an aggregate of $166,000 in principal was outstanding. Such loans bear interest at the prime rate plus one percent per annum, are non-recourse to MAE, and are repayable from the operations of the relevant properties.

     The Company guaranteed certain notes payable of MAE and its affiliates totaling approximately $204,000. During 1997, the notes were deemed to be uncollectible and $129,000 was written off.

     In connection with the acquisition by an affiliate of MAE of certain general partnership interests (pursuant to which Insignia received material management rights), Insignia guaranteed, on behalf of an affiliate of MAE, certain notes payable totaling $240,000. Final payment to repay such notes in full was made during 1997.

     During 1997 a loan in the amount of $150,000 was made by the Company to Henry Horowitz, an executive officer. The loan bears interest at the rate of ten percent per annum. $75,000 of such loan and the interest to date will be forgiven on August 30, 1998 with the remaining principal and interest forgiven on August 30, 1999 as long as his employment has not been terminated for cause or because of his voluntary resignation. See "Compensation of Directors and Executive Officers - Employment Agreements" for a description of loans made to Andrew L. Farkas and Stephen B. Siegel.

Registration Rights

     Insignia has granted to MAP IV, MAP V, CEP, APTS Partners, L.P. (an affiliate of Apollo) and certain of its affiliates ("APTS") and other persons rights, subject to certain exceptions, to require Insignia to include, in any registration statement filed by Insignia, any or all equity securities of Insignia that each such person owns. In connection with the registration under the Securities Act of 1933, as amended, of the 6 1/2% Trust Convertible Preferred Securities of Insignia Financing I, a subsidiary of the Company, in January 1997, certain holders of registration rights, including APTS, CEP and Neil Kreisel, an Executive Managing Director of the Company, exercised their rights to have shares of Common Stock included in the registration statement. All expenses incurred by Insignia in connection with such registration were paid by Insignia.

Stockholders Agreements

     Insignia,  Andrew  L.  Farkas,  MAP  IV,  MAP  V,  CEP  and  certain  other
stockholders  are  parties  to  a  Stockholders   Agreement  (the  "Stockholders
Agreement") with respect to the securities of Insignia. The Stockholders Agreement provides that at the request of CEP, each of MAP IV, MAP V, CEP, Andrew L. Farkas and the other parties to the agreement will vote their shares for one director designated by CEP (currently Mr. Halpern) and CEP will vote its shares for such other directors as may be designated by Mr. Farkas. The terms of the Stockholders Agreement also apply to the permitted transferees of shares of the parties to the Stockholders Agreement. The Stockholders Agreement will terminate in May 2002 unless earlier terminated or extended.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INSIGNIA FINANCIAL GROUP, INC.



                       By:   /s/Ronald Uretta
                       ----------------------
                             Ronald Uretta
                             Chief Operating Officer

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

4.16 Convertible Promissory Note from Insignia Financial Group, Inc. to The D & S Grant Revocable Trust in the amount of $400,000. (vii)

4.17 Convertible Promissory Note from Insignia Financial Group, Inc. to The J & P O'Donnell Revocable Trust in the amount of $800,000. (vii)

4.18 Warrant No. 33 to purchase 63,750 shares of Insignia Financial Group, Inc. Class A Common Stock issued to Gotham Partners, L.P. (vii)

4.19 Warrant No. 34 to purchase 38,958 shares of Insignia Financial Group, Inc. Class A Common Stock issued to APTS V, L.L.C. (vii)

4.20 Declaration of Trust of Insignia Financing I, dated as of October 4, 1996, among First Union Bank of Delaware, as Delaware Trustee, and John K. Lines and Ronald Uretta, Trustees incorporated herein by reference to Exhibit 4.1 of Form S-3 of the Registrant filed on December 10, 1996.

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

10.1 Insignia 1992 Stock Incentive Plan, as amended through March 28, 1994 and November 13, 1995, incorporated by reference to Exhibit B to Proxy Statement of Registrant filed on April 22, 1996.

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

10.20Amended and Restated Employment Agreement, dated January 1, 1997, by and among Insignia Financial Group, Inc., Insignia Commercial Group, Inc., Insignia/Edward S. Gordon Co., Inc. and Stephen B. Siegel. (ix)

10.21Amendment  No.  1 to  Amended  and  Restated  Employment  Agreement,  dated
     December 18, 1997, by and among Insignia Financial Group, Inc., Insignia Commercial Group, Inc., Insignia/Edward S. Gordon Co., Inc. and Stephen B. Siegel. (ix)

10.22Stock  Purchase  Agreement,  dated March 19,  1997,  by and among  Insignia
     Commercial Group, Inc., Insignia Financial Group, Inc., Kirkland B. Armour, Scott J. Brandwein, Harvey B. Camins, James L. Deiter, Lyan Homewood Fender, Ronald T. Frain, Jay Hinshaw, Thomas E. Moxley, Robert B. Rosen, James H. Swartchild, Jr., David Tropp, Gregg F. Witt, Frain, Camins & Swartchild Incorporated, FC&S Management Company and Construction Interiors, Incorporated, incorporated herein by reference to Exhibit 10.1 to Form 8-K of Registrant filed April 17, 1997.

10.23Amended and Restated  Credit  Agreement  dated March 19, 1997, by and among
     Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein, First Union National Bank of South Carolina, as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent, incorporated herein by reference to Exhibit 10.1 to Form 8-K of Registrant dated March 19, 1997.

10.24Amendment No. 1 to Employment  Agreement,  made April 1, 1997, by and among
     Insignia Financial Group, Inc., Insignia/Edward S. Gordon Co., Inc. and Edward S. Gordon. (ix)

10.25Amended and Restated Employment Agreement, made as of May 1, 1997, by and among Insignia Financial Group, Inc., Insignia Commercial Group, Inc., Insignia/Edward S. Gordon Co., Inc. and Henry Horowitz. (ix)

10.26Amendment dated April 30, 1997, to the 1992 Stock Incentive Plan, as amended. (ix)

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

10.28Shareholders'  Agreement dated as of October 7, 1997, by and among Insignia
     Financial Group, Inc., and Joseph T. Aveni, Joseph T. Aveni as Trustee of the Joseph T. Aveni Declaration of Trust dated April 25, 1988, as amended on August 10, 1995, Vincent T. Aveni as Trustee of the Joseph T. Aveni Dynasty Trust, dated July 12, 1994, Vincent T. Aveni as Trustee of the Joseph T. Aveni Dynasty Trust dated July 12, 1994 FBO Kristen Aveni, Vincent T. Aveni as Trustee of the Joseph T. Aveni Dynasty Trust dated July 12, 1994 FBO Kerri Aveni, Vincent T. Aveni as Trustee of the Joseph T. Aveni Dynasty Trust dated July 12, 1994 FBO Benjamin Aveni, incorporated herein by reference to Exhibit 10.2 to Form 8-K of Registrant filed October 21, 1997.

10.29Subscription  and Purchase  Agreement  dated as of October 27, 1997,  among
     Insignia Financial Group, Inc., IPT I LLC, and Winthrop Financial Associates, First Winthrop Corporation and certain additional entities, incorporated herein by reference to Exhibit 10.1 to Form 8-K of Registrant filed November 10, 1997.

10.30Stockholders'  Agreement  dated as of October 27,  1997,  between  Winthrop
     Financial Associates and Insignia Financial Group, Inc, Incorporated herein by reference to Exhibit 10.2 to Form 8-K of Registrant filed November 10, 1997.

10.31Amended and Restated Employment Agreement, dated January 1, 1998, by and among Insignia Financial Group, Inc. and Andrew Lawrence Farkas included elsewhere herein.

10.32Amended and Restated Employment Agreement, dated January 1, 1998, by and among Insignia Financial Group, Inc. and Frank M. Garrison included elsewhere herein.

10.33Amended and Restated Employment Agreement, dated January 1, 1998, by and among Insignia Financial Group, Inc. and James A. Aston included elsewhere herein.

10.34Amended and Restated Employment Agreement, dated January 1, 1998, by and among Insignia Financial Group, Inc. and Ronald Uretta included elsewhere herein.

21.  List of Subsidiaries. (vii)

23. Consent of Independent Auditors to Annual Report on Form 10-K for the year ended December 31, 1996. (viii)

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

(viii) Filed as an Exhibit to Annual Report on Form 10-K of Insignia Financial Group, Inc. for the year ended December 31, 1996, and incorporated herein by reference.

(ix) Filed as an Exhibit to Annual Report on Form 10-K/A of Insignia Financial Group, Inc. for the year ended December 31, 1997, and incorporated herein by reference.