Form 10-Q
period 1998-03-31
INSIGNIA FINANCIAL GROUP INC
filed 1998-05-15
CIK 870480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the period ended March 31, 1998

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

As of March 31, 1998, there were outstanding 31,270,025 shares of Class A Common Stock.

                         INSIGNIA FINANCIAL GROUP, INC.


                                    FORM 10-Q


                      QUARTERLY PERIOD ENDED MARCH 31, 1998



                                      INDEX

                                                                      Page No.

     PART I FINANCIAL INFORMATION:

     Item 1. Financial Statements (Unaudited)

             Condensed Consolidated  Statements of Income
             for the three monthsended March 31, 1998 and 1997           2

             Condensed Consolidated Balance Sheets as of
             March 31, 1998 and December 31, 1997                        3

             Condensed Consolidated Statements of Cash Flow
             for the three months ended March 31, 1998 and 1997          4

             Notes to Condensed Consolidated Financial Statements      5 - 9

     Item 2. Management's  Discussion  and Analysis of
             Financial  Condition and Results of Operations           10 - 13


PART II           OTHER INFORMATION:

     Item 1. Legal Proceedings                                          14

     Item 6. Exhibits and Reports on Form 8-K                           14


SIGNATURES                                                              15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

a) Income Statement


                 INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Thousands of Dollars, except share and per share data)
                                   (Unaudited)


                                                          Three Months Ended
                                                                March 31,
                                                          1998          1997

Revenues
   Fee based services                                  $126,762       $65,066
   Interest                                               1,342           734
   Other                                                    583           529
   Apartment property                                     1,771         1,583
                                                        130,458        67,912

Costs and Expenses
   Fee based services                                   104,810        51,717
   Administrative                                         3,896         2,282
   Apartment property                                       890           732
   Interest                                               4,072         1,633
   Apartment property interest                              406           372
   Depreciation and amortization                         10,010         7,086
   Apartment property depreciation                          271           239
   Merger related expenses                                2,036           --
                                                        126,391        64,061

Equity earnings - limited partnership interests           3,193         3,067

Minority interests in consolidated subsidiaries          (3,774)       (3,578)

Income before income taxes                                3,486         3,340

   Provision for income taxes                             1,569         1,336

Net income                                           $    1,917      $  2,004

Per share amounts - basic:                                 $.06          $.07

Per share amounts - assuming dilution:                     $.06          $.06


Weighted average common shares and assumed
  conversions                                        32,893,848    31,550,390







See Notes to Condensed Consolidated Financial Statements.

b) Balance Sheet

                 INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, except share data)

                                                       March 31,    December 31,
                                                          1998          1997
                                                      (Unaudited)      (Note)

Assets
   Cash and cash equivalents                          $  73,143      $  88,847
   Receivables                                          151,919        122,180
   Property and equipment                                20,836         19,011
   Investments in real estate limited partnerships
     and other securities                               238,673        215,735
   Apartment property                                    26,003         22,357
   Property management contracts                        141,604        147,256
   Costs in excess of net assets of acquired
     businesses                                         230,118        158,524
   Other assets                                          40,514         26,313
   Total assets                                        $922,810       $800,223

Liabilities and Stockholders' Equity
   Liabilities:
     Accounts payable                                  $ 17,347       $ 13,705
     Commissions payable                                 56,404         51,285
     Accrued and sundry liabilities                     114,524        102,009
     Notes payable                                      236,465        170,404
     Non-recourse mortgage note payable                  21,957         19,300
   Total liabilities                                    446,697        356,703

Company-obligated mandatorily redeemable convertible
   preferred securities of a subsidiary trust           144,137        144,065

Minority interests in consolidated subsidiaries          65,082         61,546

Stockholders' Equity:
   Common stock, class A, par value $.01 per share -
     authorized 100,000,000 shares, issued and
     outstanding 31,270,025 (1998) and 30,159,161
     (1997) shares, 166,400 shares held in treasur
     (1998 and 1997)                                        313            302
   Additional paid-in capital                           228,648        201,597
   Retained earnings                                     37,933         36,010
Total stockholders' equity                              266,894        237,909

Total liabilities and stockholders' equity             $922,810       $800,223





NOTE:The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.



See Notes to Condensed Consolidated Financial Statements.

c) Statement of Cash Flow

                 INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Thousands of Dollars)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              1998        1997
Operating Activities
   Net income                                               $ 1,917     $ 2,004
   Adjustments to reconcile net income to net cash
   provided by operations:
     Depreciation and amortization                           10,010       7,086
     Apartment property depreciation                            271         239
     Equity in earnings of partnerships                      (3,193)     (3,067)
     Minority interests in consolidated subsidiaries          3,774       3,578
     Foreign currency translation                                 6         --
     Changes in operating assets and liabilities:
       Accounts receivable                                   (9,318)     (4,478)
       Other assets                                          (6,519)     (1,258)
       Accrued compensation                                 (13,555)     (6,647)
       Accounts payable and accrued expenses                 (7,110)       (173)
       Commissions payable                                    2,452        (472)
   Net cash (used in) operating activities                  (21,265)     (3,188)
Investing activities
   Additions to property and equipment, net                  (1,538)       (772)
   Payments made for acquisition of management contracts
     and acquired businesses                                (27,159)     (2,990)
   Proceeds from Balcor dispositions                            196       2,149
   Purchase of real estate limited partnership interests    (23,623)     (1,698)
   Distributions from partnerships                            6,497      28,329
   Advances made under note agreements                       (4,394)     (2,886)
   Collections on notes receivable                              604         375
     Net cash (used in) provided by investing activities    (49,417)     22,507
Financing activities
   Proceeds from issuance of common stock of subsidiary         --          110
   Payments on notes payable                                 (1,530)       (445)
   Payment of dividends on trust based convertible
     preferred securities                                    (2,510)     (2,429)
   Proceeds from exercise of stock options and warrants       3,678       1,185
   Proceeds from notes payable                               56,840         --
   Distributions made to minority interests                  (1,500)     (1,581)
   Debt and stock issuance costs                                --         (952)
     Net cash provided by (used in) financing activities     54,978      (4,112)
Increase in cash and cash equivalents                       (15,704)     15,207
Cash and cash equivalents at beginning of period             88,847      54,614
Cash and cash equivalents at end of period                  $73,143    $ 69,821









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

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

3. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirement.

                                                            Three Months Ended
                                                                 March 31,
                                                              1998        1997
                                                          (Thousands of Dollars,
                                                             except share data)
     Basic
     Average common shares outstanding                       30,615      28,967
     Assumed conversions                                        --          --
     Total                                                   30,615      28,967
     Net income                                             $ 1,917     $ 2,004
     Preferred dividends                                        --          --
     Adjusted net income                                    $ 1,917     $ 2,004
     Per share amounts - basic                                 $.06        $.07

     Diluted
     Average common shares outstanding                       30,615      28,967
     Assumed conversions                                      2,279       2,583
     Total                                                   32,894      31,550
     Net income                                             $ 1,917     $ 2,004
     Preferred dividends                                        --          --
     Adjusted net income                                    $ 1,917     $ 2,004
     Per share amounts - diluted                               $.06        $.06


4. In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). As of January 1, 1998, the Company adopted Statement 130. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, reported separately in shareholders' equity to be included in other comprehensive income. Total comprehensive income for each of the three month periods ended March 31, 1998 and 1997 was immaterial.

5. In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application should be reported as the cumulative effect of a change in accounting principle and expensed in the first quarter in the year of adoption. At March 31, 1998, the Company had approximately $1.4 million capitalized as organizational costs that would be affected by the requirements of SOP 98-5.

6. The following is a summary of the Company's material contingencies as of March 31, 1998:

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

     On August 16, 1996 Insignia moved to dismiss the amended and consolidated class and derivative action complaint. The motion was heard by the court on September 27, 1996 at which time the court granted leave to the plaintiff to (i) withdraw its pending complaint and (ii) serve a second amended and consolidated class and derivative action complaint. On October 8, 1996 plaintiffs filed a second amended and consolidated class and derivative action complaint which added claims of alleged antitrust injury and unjust enrichment. On October 25, 1996 Insignia moved to dismiss the second amended and consolidated class action complaint. That motion was heard by the court in December 1996. On December 18, 1996 the court issued a decision granting Insignia's motion to dismiss. By order dated January 7, 1997 the court dismissed the second amended and consolidated class action complaint with prejudice. Plaintiffs filed a notice of appeal in the Dee action on February 14, 1997. Plaintiffs perfected their appeal, which was argued in March 1998. The appellate court has not yet rendered its decision on the appeal.

     United States Department of Housing and Urban Development

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

     1998 Litigation

     On March 24, 1998, certain persons claiming to own limited partner interests in certain limited partnerships whose general partners (the "General Partners") are affiliates of Insignia (the "Partnerships") filed a purported class and derivative action in California Superior Court in the County of San Mateo against Insignia, the General Partners, AIMCO, certain persons and entities who purportedly formerly controlled the General Partners, and additional entities affiliated with individuals who are officers, directors and/or principals of several of the defendants. The complaint contains allegations that, among other things, (i) the defendants breached their fiduciary duties to the plaintiffs by selling or agreeing to sell their "fiduciary positions" as stockholders, officers and directors of the General Partners for a profit and retaining said profit rather than distributing it to the plaintiffs; (ii) the defendants breached their fiduciary duties by mismanaging the Partnerships and misappropriating the assets of the Partnerships by (a) manipulating the operations of the Partnerships to depress the trading price of limited partnership units (the "Units") of the Partnerships; (b) coercing and fraudulently inducing unitholders to sell Units to certain of the defendants at depressed prices; and (c) using the voting control obtained by purchasing Units at depressed prices to entrench certain of the defendants' positions of control over the Partnerships; and (iii) the defendants breached their fiduciary duties to the plaintiffs by (a) selling assets of the Partnerships such as mailing lists of unitholders; and (b) causing the General Partners to enter into exclusive arrangements with their affiliates to sell goods and services to the partnerships, the unitholders and tenants of Partnership properties. The complaint also alleges that the foregoing allegations constitute violations of various California securities, corporate and partnership statutes, as well as conversion and common law fraud. The complaint seeks unspecified compensatory and punitive damages, an injunction blocking the sale of control of the General Partners to AIMCO and a court order directing the defendants to discharge their fiduciary duties to the plaintiffs. The defendants have not served or filed a reply to the complaint. Insignia believes the suit to be without merit and intends to defend the suit vigorously.

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

7.   Acquisitions

     Richard Ellis Group Limited Acquisition

     In February 1998, the shareholders of Richard Ellis Group Limited ("RE") accepted the Company's offer to acquire 100% of the stock of RE. RE is a real estate services and investment firm located in the United Kingdom. The purchase price is valued at approximately $81.5 million of which $14.7 million is contingent on future performance measures. The transaction was completed on February 26, 1998. The Company funded the acquisition by borrowing approximately $35 million from its revolving credit facility, issuing 617,371 shares of its Class A Common Stock, and assuming existing options which will enable RE employees to purchase 853,741 shares of the Company's Class A Common Stock.

8.   Merger and Spin-off.

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

     Prior to the AIMCO Merger, the Company will spin off to its stockholders the stock of an entity that will become a separate public company and will include Insignia/ESG throughout the US, RE in the UK and Insignia/CAGISA in Italy; Insignia Residential Group, Inc., a New York based cooperative and condominium management company; Realty One, the nations ninth largest single-family home brokerage operations and other select holdings. Pursuant to an Indemnification Agreement entered into in connection with the Merger Agreement, the spun off company will provide indemnification for certain liabilities arising under the Merger Agreement.

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

     In addition, AIMCO will assume approximately $308 million in outstanding indebtedness of the Company and will assume $149.5 million (liquidation value) of the 6.5% Trust Convertible Preferred Securities issued by Insignia Financing I, a subsidiary of the Company.

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

     Also, the Merger Agreement provides that following the Merger, AIMCO is required to offer to purchase the outstanding shares of beneficial interest of Insignia Properties Trust, a majority owned subsidiary of the Company ("IPT"), at a price of at least $13.25 per IPT share. IPT is a 75% owned subsidiary of the Company; the 25% interest of IPT not owned by the Company is valued at an aggregate of approximately $100 million, assuming a value of $13.25 per share.

     As a condition to execution of the Merger Agreement, certain of the Company's executive officers executed voting agreements and irrevocable proxies in favor of AIMCO, pursuant to which each of the foregoing individuals agreed to vote the shares of the Company's Class A Common Stock owned of record and beneficially by him, including shares under options and warrants to the extent exercisable (but excluding shares beneficially owned by others notwithstanding that such shares may be owned of record by him) in favor of the Merger and the Merger Agreement and against any competing transaction. In addition, each of Metropolitan Acquisition Partners IV, L.P. and Metropolitan Acquisition Partners V, L.P. (collectively, the "MAPs") also executed voting agreements and irrevocable proxies, pursuant to which each has agreed to vote certain shares of the Company's Class A Common Stock to which the Company's Chairman, Chief Executive Officer and President would be entitled in a distribution of shares of the Company's Class A Common Stock made by the MAPs in favor of the Merger and the Merger Agreement and against any competing transaction.

9.  Trust Based Convertible Preferred Securities

     On May 4, 1998, the Company approved, contingent upon the completion of the spin-off distribution to its shareholders of all of the outstanding stock of Insignia/ESG Holdings, Inc. ("Holdings"), a special distribution of warrants to purchase common shares in Holdings (the "Warrant Distribution") to the holders of 6.5% Trust Convertible Preferred Securities ("Preferred Shares") issued by a subsidiary, Insignia Financing I. The Warrant Distribution will be contingent upon both the completion of the Holdings Distribution, which is in turn contingent upon approval of the shareholders of IFS and other conditions, and the determination by Insignia's board that all of the conditions to Insignia's merger with AIMCO have been satisfied in their entirety such that the closing of the merger is imminent.

     The proposed Warrant Distribution would consist of six warrants for each ten Preferred Shares assuming a distribution of one share of Holdings common stock for each share of IFS common stock. Each Preferred Share has a $50 liquidation preference. The number of warrants to be distributed would be further adjusted by the Holdings Distribution ratio. For example, if two shares of Holdings were distributed for each three shares of IFS, a holder of ten Preferred Shares would receive four warrants to purchase common shares in Holdings. The warrants would have a five-year term from the date of the Holdings Distribution and would be exercisable at a price equal to 120% of the average closing price of Holdings' common stock for the first five trading days following the Holdings Distribution. There are currently 2,990,000 Preferred Shares outstanding.

     Under the terms of the merger agreement with AIMCO, the Preferred Shares would become an obligation of AIMCO and would become convertible into AIMCO securities, as Insignia Financing I would become a subsidiary of AIMCO. Pursuant to the trust indenture governing the Preferred Shares, prescribed adjustments to the conversion price would occur both as a result of the Holdings Distribution and as a result of the merger.

10.  Other Matters

     On July 18, 1997, IPT, Insignia, MAE GP corporation (which at the time was a affiliate of IPT but has subsequently been merged into IPT) ("MAE GP"), and Angeles Mortgage Investment Trust, an unincorporated California business trust ("AMIT") entered into a definitive merger agreement pursuant to which AMIT is to be merged with and into IPT, with IPT being the surviving entity, in a stock for stock transaction (the "AMIT Merger"). AMIT is a public company whose Class A Shares trade on the American Stock Exchange under the symbol ANM. Insignia and its affiliates currently own 96,800 (or approximately 3.7%) of the 2,617,000 outstanding AMIT Class A shares and all of the 1,675,113 outstanding AMIT Class B shares. If the AMIT Merger is consummated, IPT will become a publicly traded company (IPT presently intends to apply for listing of its shares on the American Stock Exchange, which listing would be subject to completion of the AMIT Merger), and it is anticipated that Insignia and its affiliates will own approximately 57% of post-merger IPT. The former AMIT shareholders (other than Insignia and its affiliates) will own approximately 17% of post-merger IPT, and the current unaffiliated shareholders of IPT will own the remaining 25% of post-merger IPT to which AIMCO will be making an offer to purchase (see merger and spin-off above). The AMIT Merger is expected to be completed in the second quarter of 1998. However, consummation of the AMIT Merger is subject to several conditions, including approval of the AMIT Merger Agreement and the AMIT Merger by the shareholders of AMIT. Accordingly, there can be no assurance as to when the AMIT Merger will occur, or that it will occur at all.

11. During the three months ended March 31, 1998, the Company had the following changes in the equity accounts:

     a) Exercise of 403,493 stock options and 90,000 warrants representing 493,493 shares of Class A Common Stock at exercise prices ranging from $1.88 to $17.50 per share.

     b)   Net income of $1,917,000 for the three months ended March 31, 1998.

     c)   Accrued compensation of $517,677 relating to restricted stock awards.

     d)   Issuance   of  617,371   shares  at  $21.12  with  regard  to  the  RE
          acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Assets grew from $800.2 million at December 31, 1997 to $922.8 million at March 31, 1998, primarily from the completed acquisition of the RE Group Limited and investments in real estate ownership. The significant assets acquired in the RE transaction were approximately $15.8 million in receivables, $68.3 million in goodwill, and $7.5 million in other assets.

     Cash and cash equivalents decreased approximately $15.7 million due primarily to the payment of year-end accruals, primarily incentive compensation.

     In addition to receivables acquired in the RE transaction of $15.8 million, the residential mortgage operation had a $5.1 million increase due to loans held for sale not yet sold. First quarter activity was above normal in sales transactions and loan originations due to the active real estate market.

     Property management contracts decreased by $5.7 million as a result of the amortization of contract bases, net of additions for the completed acquisitions of Goldie Wolfe and Cohen Financial.

     Investments in real estate limited partnerships and other securities increased by $22.9 million due primarily to the purchase of approximately $23.6 million in limited partnership interests and development properties. These investments generated equity earnings of $3.2 million and distributions totaling approximately $6.5 million in aggregate during the quarter.

     The increase of $12.5 million in accrued and sundry is primarily a result of the addition of $22.5 million in accruals related to the RE transaction net of the payment of year-end incentive compensation accruals of approximately $17 million.

     Additional paid in capital increased $27.1 million as a result of the exercise of stock options and warrants, and the issuance of stock and assumption of options with regard to the RE transaction.

Results of Operations

     The Company posted strong increases in revenues ($62.5 million increase to $130.5 million), Net EBITDA ($4.0 million increase to $18.4 million) and a small decrease to Net Income ($87,000 decrease to $1.9 million). These results are primarily attributable to the acquisition activity over the past year as well as the strong commercial real estate and related real estate services market. The Company uses Net EBITDA as a primary indicator of financial performance, which increased 28% for the quarter over the same quarter last year from $14.4 million for March 31, 1997 to $18.4 million for March 31, 1998. Net EBITDA is defined as earnings before interest, taxes, depreciation and amortization ("EBITDA") combined with funds from operations ("FFO") less interest expense and earnings allocable to preferred securities. Included in Net EBITDA are merger-related expenses of $2 million incurred in connection with the spin-off and merger.

     Net EBITDA per share increased 22% from $0.46 per share for the quarter ended March 31, 1997 to $0.56 per share for the quarter ended March 31, 1998. The pro rata increase in per share data from increases in Net EBITDA results was offset by the increase in the weighted average common stock equivalents, as calculated by FAS 128. All prior period per share amounts have been restated giving effect for the new pronouncement.

     Revenues increased 92% to $130.5 million for 1998 from $67.9 million for 1997; primarily attributable to the fee based services revenues from acquisitions that closed during 1997 and the first quarter of 1998. The acquisitions of Realty One; Barnes, Morris, Pardoe and Foster; and the acquisition of 100% of the Class B stock of First Winthrop Corporation along with a general partnership interest in Winthrop Financial Associates contributed for a full quarter while the RE transaction contributed for a partial quarter.

     Two items of note in the first quarter's results are Realty One and RE. The first item is the results of the residential brokerage operation. Realty One (like most of the residential brokerage industry) experiences significant seasonality, with the first quarter results typically being the lowest. While Realty One contributed negatively to Net EBITDA by $512,000 for the quarter, the results exceeded expectations due to a mild winter and strong single family home sales. The second item is the UK business conducted by RE, which contributed approximately a full quarter's estimated Net EBITDA of $1.4 million for the partial quarter it was owned.

     Interest income increased 83% from 1997 to 1998, primarily from the increase in cash balances maintained by Insignia Properties Trust. Cash and cash equivalents included $23.3 million of Insignia Properties Trust at March 31, 1998 compared to $5.1 million at March 31, 1997.

     Fee based expenses increased 103% over the first quarter of 1997, primarily from the increased revenues resulting from the acquisitions completed as mentioned above.

     Administrative expenses increased 71% due to the effects of operating satellite offices for three of the recent acquisitions. With the Realty One acquisition, the Barnes, Morris acquisition and the RE acquisition, additional administrative and support functions were required to continue the smooth operation of those business units. In time, as additional consolidations are made in the respective fields represented by these acquisitions, efficiencies are expected to be gained and the growth in administrative expenses is expected to slow.

     Interest expense increased 149% as a result of higher outstanding balances on Insignia's revolving credit facility. The increased borrowings were used to complete acquisitions.

     Depreciation and amortization increased 41% primarily as a result of the increase in amortizable assets acquired in the transactions completed during 1997 and the first quarter of 1998.

     Merger related expenses are in connection with the spin-off of the Company and the merger of the remaining residential operations with AIMCO. The first quarter amounts represent professional fees to third parties Additional professional fees as well as some employee severance or similar costs will be incurred during the second and third quarters.

     The provision for income taxes increased 17% primarily as a result of the effective tax rate increasing from 40% for 1997 to 45% for 1998 due to an increase in non-deductible permanent differences, such as merger-related expenses.

     As a result of the foregoing, net income decreased slightly from $2.0 million for the three months ended March 31, 1997 to $1.9 million for the three months ended March 31, 1998, with diluted earnings per share remaining the same for both quarters at $0.06 per share.

Liquidity and Capital Resources

     The Company has several sources available for capital, including cash flows from operations, distributions and dividends from IPT and co-investment partnerships, and available credit under the $275 million revolving credit facility. At March 31, 1998, $200 million was outstanding under this facility. The Company uses Net EBITDA as an indicator of its working capital generated from operations. Net EBITDA (including the merger-related expenses) increased 28% to $18.4 million. The following chart specifically identifies the sources of Net EBITDA and how the numbers are derived.

                                                          For the Quarter Ended
                                                                 March 31,
                                                            1998          1997
                                                          (Thousands of dollars)
Service EBITDA(1)                                         $17,634       $12,330
FFO
   Insignia Properties Trust                                5,582         5,179
   Co-investments and Other                                 1,739           928
Total FFO                                                   7,321         6,107
Combined EBITDA and FFO(1)                                 24,955        18,437
Interest expense                                           (4,072)       (1,633)
Trust based preferred dividends                            (2,510)       (2,429)
Net EBITDA(1)                                             $18,373       $14,375


     With the working capital generated through the operations of the Company and the availability under the revolving credit facility, the Company feels its capital resources are adequate. With regards to the spin-off, the following table shows the Gross EBITDA (before allocations for corporate administration and support) by business unit. The merger agreement calls for AIMCO to assume approximately $308 million in debt and other liabilities. The results detailed below show the business units as defined by the spin-off transaction and the merger agreement. The spin-off entity will be negotiating its own credit facility as well as future capital markets transactions necessary to fund its ongoing acquisition activity.

                                                          For the Quarter Ended
                                                                  March 31,
                                                            1998          1997
                                                          (Thousands of dollars)
Gross EBITDA contribution: (2)
   Insignia/ESG businesses expected to be spun off        $12,153       $ 5,997
   Other businesses expected to merge with AIMCO           12,377         9,747
                                                           24,530        15,744
FFO contribution:
   Commercial co-investments expected to be spun off          366           156
   Residential co-investments expected to merge
     with AIMCO                                               487           772
   Winthrop LP investments expected to merge with AIMCO       886           --
   IPT investments expected to merge with AIMCO             5,582         5,179
                                                            7,321         6,107
Gross EBITDA and FFO                                       31,851        21,851
Less:
   Common administration and support                       (4,860)       (3,414)
   Merger-related expenses                                 (2,036)          --
   Interest expense(3)                                     (4,072)       (1,633)
   Preferred distributions                                 (2,510)       (2,429)
Net EBITDA                                                $18,373       $14,375


(1)   Includes merger related expenses of $2,036,000.
(2)   Gross EBITDA does not include allocated corporate overhead.
(3)  Includes interest of $382,000 in 1998 from Insignia/ESG subsidiaries.

Subsequent Events

     On May 11, 1998 the Company announced that it had acquired Hotel Partners ("HP"), a leading brokerage firm focused exclusively on the hospitality segment of the real estate industry. The purchase price was approximately $7 million paid in cash at closing and potential additional consideration contingent upon the performance of such unit over a five year period. Hotel Partners will operate as an integral part of Insignia/ESG's Capital Advisors Group, which focuses on investment sales and debt placement internationally. During 1997, HP was responsible for the sale of 115 hotel, motel and resort properties ranging in price from $150 million to $550,000. HP, based in Chicago, has seven additional full-service offices in the US (New York, Los Angeles, Dallas, Miami, Atlanta, Honolulu and Boston) and also overseas (London, Frankfurt, Tokyo, Singapore and Hong Kong). This acquisition will expand opportunities in the Capital Advisors Group with its international ties working in connection with the RE operations.


YEAR 2000

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

Other

     Certain  items   discussed  in  this   quarterly   report  may   constitute
forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 6 in Notes to Condensed Consolidated Financial Statements, Part I,
Item 1, of Form 10-Q for March 31, 1998 for the details on outstanding issues. Also, see Registrants' Annual Report on Form 10-K for the year ended December 31, 1997.

Item 6. Exhibits and Reports on Form 8-K

     a)  Exhibits

         27.  Financial Data Schedule for March 31, 1998.

     b)  Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarter ended March 31, 1998:

          1. Form 8-K dated December 4, 1997 and filed January 14, 1998 disclosing Registrants' announcement of acquisition of Fresh Meadows with The Witkoff Group.

          2. Form 8-K dated January 7, 1998 and filed January 22, 1998 disclosing Registrants' agreement with Cohen Financial to assume rights to perform property management, leasing, and construction supervision services for approximately 4.1 million square feet of commercial real estate located primarily in the Chicago area.

          3. Form 8-K dated February 25, 1998 and filed March 23, 1998 disclosing Registrants' announcement of the completed acquisition of 100% of the stock of RE Group Limited.

          4. Form 8-K/A dated February 25, 1998 and filed April 1, 1998 disclosing Registrants' sales of equity securities pursuant to Regulation S in connection with the RE acquisition.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                   INSIGNIA FINANCIAL GROUP, INC.



            by:    /s/Andrew L. Farkas
            ------------------------------------------------------------------
                   Andrew L. Farkas
                   Chairman and Chief Executive Officer




            by:    /s/James A. Aston
            .------------------------------------------------------------------
                   James A. Aston
                   Chief Financial Officer