Form 10-K/A
period 1997-12-31
INSIGNIA FINANCIAL GROUP INC
filed 1998-06-23
CIK 870480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A No. 2

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

                         Commission file number 1-13962

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


                       DOCUMENTS INCORPORATED BY REFERENCE



                                     Part II


Item 6. Selected Financial Data

     The selected  statement of operations  data set forth below with respect to the years ended December 31, 1997,  1996,  1995,  1994 and 1993, and the balance sheet data at December 31, 1997,  1996, 1995, 1994 and 1993 are derived from and are  qualified by reference  to, the  Consolidated  Financial  Statements of the
Company  and  the  Notes  thereto  and  should  be  read  in  conjunction   with
Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations included as Item 7 in this Form 10-K/A No. 2.

     The tables set forth below provide a variety of statistical information about Insignia. Insignia believes that Net EBITDA, which is defined as earnings before interest, income taxes, depreciation and amortization (excluding equity earnings, apartment properties, and minority interests) ("EBITDA") combined with funds from operations (as hereinafter defined "FFO"), less interest expense and earnings allocable to preferred securities, is a significant indicator of the strength of its results. EBITDA is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures, including expenditures for acquisitions.
FFO is defined as income or loss from the real estate operations, which is net income in accordance with generally accepted accounting principles excluding gains or losses from debt restructuring, sales of property, and minority interests, plus depreciation and provision for impairment. Neither EBITDA nor FFO represent cash flow as defined by generally accepted accounting principles and do not necessarily represent amounts of cash available to fund Insignia's cash requirements.

                        SUMMARY HISTORICAL FINANCIAL DATA
                 INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                                 Year Ended December 31,

                                        1997     1996     1995    1994    1993
                                         (In thousands except per share data)
Statement of Operations Data(1):
Revenues                             $400,843 $227,074 $123,032 $75,453 $52,577
Operating expenses                    325,886  172,046   94,727  54,757  37,720
Equity earnings                        10,027    3,590    2,461     113      --
Income before extraordinary item       10,233    9,266    6,258   7,261   4,925
Extraordinary loss                         --     (702)    (452)     --    (255)
Net income                             10,233    8,564    5,806   7,261   4,670
Income per common share before
   extraordinary item - diluted        $ 0.32   $ 0.28  $  0.22  $ 0.35  $ 0.34
Net income per common share - diluted  $ 0.32   $ 0.26  $  0.20  $ 0.35  $ 0.32

                                                      December 31,
                                                    (In thousands)

                                      1997     1996     1995     1994     1993
Balance Sheet Data(1):
Cash and cash equivalents          $ 88,847 $ 54,614 $ 49,846 $ 36,596 $ 34,005
Property management contracts       147,256  122,915   88,816   73,411   38,620
Investment in real estate limited   215,735  150,863   60,473   37,926       --
   partnerships and other securities
Total assets                        800,223  492,402  245,409  174,272   88,835
Notes payable                       170,404   49,840   32,996   63,198    1,139
Redeemable convertible preferred
   stock                                 --       --   15,000       --       --
Company-obligated mandatory
   redeemable Convertible preferred
   securities of a Subsidiary trust 144,065  144,169       --       --       --
Stockholders' equity                237,909  217,905  157,013   78,806   71,540

                                               Year Ended December 31,
                                      1997     1996     1995     1994     1993
                                                    (In thousands)
Cash Flow Data (1):
Cash provided by operating
    activities                     $ 39,963 $ 15,894 $ 15,424 $ 13,655 $ 11,382
Cash used in investing activities  (160,179)(170,068) (56,710) (35,151) (14,932)
Cash provided by financing
    activities                      154,449  158,942   54,536   24,087   26,222


                                               Year Ended December 31,
                                      1997     1996      1995     1994    1993
                                       (In thousands except properties managed)

Supplemental Data
EBITDA(2)                          $ 57,312 $ 49,008 $ 28,305 $ 20,696 $ 14,857
Combined EBITDA and FFO(3)           78,844   62,449   32,916   20,809   14,857
Net EBITDA(4)                        60,974   47,713   24,622   20,067   13,988

  Properties managed:
   Residential (units)              280,000  265,000  261,000  216,000  141,000
   Commercial properties
     (thousands of sq. ft.)         160,000  110,000   64,000   43,000   25,000


(1) The Company and its affiliates have acquired control of, or management rights to, 43 portfolios of properties since 1990, the results of which affect the comparability of operations.

(2) Earnings before interest expense, taxes, depreciation and amortization (excluding equity earnings).

(3) Funds from operations is a measure of real estate operations, which represents net income or loss in accordance with generally accepted accounting principles excluding gains or losses from debt restructuring, sales of property, and minority interests plus depreciation and provisions for impairment. (See table below for detailed calculation of combined EBITDA and FFO.)

(4) EBITDA and FFO less interest expense and earnings allocable to preferred securities.



                                                Year Ended December 31,
                                                     (In thousands)
                                       1997    1996     1995      1994    1993
Calculation of Combined EBITDA
and FFO
Fee based services revenue          $388,922 $215,623 $118,828  $72,576 $51,355
Interests                              4,571    3,104    2,780    1,457     652
Other                                    704    2,327    1,424    1,420     570
                                     394,197  221,054  123,032   75,453  52,577
Less:
   Fee based services expenses       315,653  164,830   85,707   49,090  32,469
   Administrative and other           10,233    7,216    8,020    5,667   3,751
   Release fee                         5,000       --       --       --      --
   Legal reserve                       5,202       --       --       --      --
   Termination of employment
     agreements                           --       --    1,000       --   1,500
   Loss attributable to IPT              797       --       --       --      --
EBITDA - service company              57,312   49,008   28,305   20,696  14,857
FFO from real estate                 21,5320   13,441    4,611      113      --
Combined EBITDA and FFO             $ 78,844 $ 62,449 $ 32,916  $20,809 $14,857

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

     During 1997, the Company completed ten business acquisitions, including expansion internationally through the purchase of 60% of the stock in CAGISA, a leading management company in Italy. Other acquisitions completed include the following: Rostenberg Doern Company, Inc., HMB Property Services, Inc., Frain, Camins & Swartchild, Inc. ("FC&S"), The Related Companies of Florida, Radius Retail Advisors, Forum Properties, Inc., Realty One, Inc., 100% of the Class B stock of First Winthrop Corporation and a general partnership interest in Winthrop Financial Associates ("Winthrop"), and Barnes, Morris, Pardoe & Foster. The businesses, including CAGISA, were acquired for aggregate purchase consideration of approximately $136.7 million with $101.6 million from cash on hand ($95.8 million, net of acquired cash from acquisition entities of $5.8 million), $4.2 million of the Company's Class A Common Stock, notes payable of $528,000 (net of $8.0 million in notes receivable), and $30.4 million in accrued liabilities and deferred taxes.

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

     Interest expense decreased 39% from $12.9 million in 1996 to $7.9 million in 1997. This decrease is directly attributable to lower average outstanding borrowings on the revolving credit facility in 1997 compared to 1996. Contributing to the lower outstanding borrowings in 1997 was the use of proceeds from the issuance of the trust based convertible preferred securities in November 1996 to pay down outstanding notes payable.

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

     As a result of the foregoing factors, net income increased 19% to $10.2 million in 1997 compared to $8.6 million in 1996. Diluted earnings per share increased to $.32 for 1997 compared to $.26 for 1996. If the Company had elected to follow FASB Statement No. 123, "Accounting for Stock-Based Compensation," pro forma net income would have been $6.8 million for 1997 compared to pro forma net income for 1996 of $3.2 million; and pro forma diluted earnings per share would have been $.22 for 1997 compared to pro forma diluted earnings per share of $.10 for 1996.

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

     As a result of the foregoing factors, net income increased 48% to $8.6 million in 1996 compared to $5.8 million in 1995. Diluted earnings per share increased to $.26 for 1996 compared to $.20 for 1995. If the Company had elected to follow FASB Statement No. 123, "Accounting for Stock-Based Compensation," pro forma net income would have been $3.2 million for 1996 compared to pro forma net income for 1995 of $1.2 million; and pro forma diluted earnings per share would have been $.10 for 1996 compared to pro forma diluted earnings per share of $.05 for 1995.

Year 2000 Compliance

     Insignia has completed an assessment on the impact of the year 2000 issue and has determined that it will have to modify or replace portions of its software so that computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be completed no later than early 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with current ongoing changes in its computer platform, expected to be complete later in 1998, coupled with current modifications to existing software and software conversions, the year 2000 issues will not pose significant operational problems for its computer systems. The Company is currently assessing the extent to which its operations are vulnerable should third party vendors and other organizations, with which the Company conducts business, fail to remediate properly their computer systems. In the event that such necessary modifications and conversions are not made, or are not completed in a timely fashion, the year 2000 issue could potentially have a material impact on the operations of the Company. The Company anticipates that Year 2000 compliance will cost approximately $1.3 million of which $860,000 has been spent to date.

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

     Prior to the AIMCO Merger, the Company will spin off to its stockholders the stock of an entity that will become a separate public company and will include Insignia/ESG; the international commercial real estate service company, Insignia Residential-New York, a New York based cooperative and condominium management company; the Company's single-family home brokerage operations and other select holdings. Pursuant to an Indemnification Agreement entered into in connection with the Merger Agreement, the spun off company will provide indemnification for certain liabilities arising under the Merger Agreement.

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


                                    Part III

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


                                                            Beneficial Ownership
Name and Address                                   Shares                Percent
Metropolitan Acquisition Partners                2,237,258                 7.3%
IV, L.P. c/o Metro Shelter Directives, Inc.
One Insignia Financial Plaza
Greenville, South Carolina 29602

Andrew L. Farkas                                 5,760,499 (1)            18.4%
Insignia Financial Group, Inc.
One Insignia Financial Plaza
Greenville, South Carolina 29602

Apollo Real Estate Investment Fund, L.P.         3,944,686 (2)            12.4%
c/o Apollo Real Estate Fund, L.P.
2 Manhattanville Road
Purchase, New York  10577

Janus Capital Corporation(3)                     2,206,700                 7.2%
100 Filmore Street, Suite 300
Denver, Colorado  80206

The Capital Group Companies, Inc. (4)            3,274,230                10.6%
333 South Hope Street
Los Angeles, California  90071

Palisade Capital Management, L.L.C.              1,787,862 (5)             5.7%
1 Bridge Plaza, Suite 695
Fort Lee, New Jersey 07024


Robert J. Denison(6)(7)                           403,724                  1.3%

Robin L. Farkas(6)(8)                             166,777                    *

Merril M. Halpern(19)                              24,000                    *

Robert G. Koen(10)                                 24,000                    *

Michael Lipstein(6)(10)                           124,707                    *

Buck Mickel(6)(10)                                 77,668                    *

James A. Aston(11)                                304,983                  1.0%

Frank M. Garrison(12)                             217,139                    *

Edward S. Gordon(13)                              695,879                  2.3%

Stephen B. Siegel(14)                             171,680                    *

All directors and executive officers            9,181,138                 27.9%
as a group (23 individuals)(1)(15)(16)

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

(5) Palisade Capital Management, L.L.C. is a registered investment advisor that furnishes investment advice to individual and institutional clients and to certain mutual funds. The reported shares include 683,965 shares resulting from the assumed conversion of 362,501 shares of the 6 1/2% Trust
     Convertible Preferred Securities issued by Insignia Financing I, a subsidiary of the Company. The foregoing is based upon a Schedule 13G filed by Palisade Capital Management, L.L.C. on or about February 9, 1998.

(6) Messrs. Denison, Lipstein, Mickel and Robin L. Farkas are each limited partners in MAP IV.

(7) Includes 133,600 shares held by First Security Associates L.P., a limited partnership of which Mr. Denison is the sole general partner, and 246,100 shares held by First Security Company II, L.P., a limited partnership of which Mr. Denison is the sole general partner. Includes 10,000 shares subject to options and warrants which are exercisable or will become exercisable within 60 days, but excludes 43,600 shares held by First Security International Fund, Ltd., a Cayman Islands company, for which First Security Management, Inc., a New York corporation, serves as the investment advisor. Mr. Denison is the President of First Security Management, Inc.

(8)  Includes  24,000  shares  subject  to  options  which  are or  will  become
     exercisable   within  60  days,  and  88,129  shares  owned  by  a  general partnership for which Mr. Farkas shares voting power.

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

(11) Includes 233,000 shares subject to options and warrants which are or will become exercisable within 60 days. Includes 834 shares of restricted stock which will vest within 60 days and the remaining 23,333 shares vest ratably over the next 56 months.

12) Includes 176,500 shares subject to options and warrants which are or will become exercisable within 60 days. Includes 834 shares of restricted stock which will vest within 60 days and the remaining 23,333 shares vest ratably over the next 56 months.

(13) Includes 100,000 shares subject to options which are or will become exercisable within 60 days.

(14) Includes 171,680 shares subject to options which are or will become exercisable within 60 days.

(15) Includes 2,353,900 shares subject to options and warrants which are or will become exercisable within 60 days. Includes 5,835 shares of restricted stock which will vest within 60 days and the remaining 163,332 shares will vest ratably over the next 56 months.

(16) No directors or executive officers beneficially own any of the outstanding 6 1/2% Trust Convertible Preferred Securities issued by Insignia Financing I, a subsidiary of the Company.

                              SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Reistrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INSIGNIA FINANCIAL GROUP, INC.



                              By:  /s/Ronald Uretta
                              ---------------------
                                   Ronald uretta
                                   Chief Operating Officer