Form 10-K/A
period 1997-12-31
INSIGNIA FINANCIAL GROUP INC
filed 1998-06-26
CIK 870480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A No. 3

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

                                INSIGNIA FINANCIAL GROUP, INC.



                            By: /s/Ronald Uretta
                            -------------------------------------------
                                Ronald Uretta
                                Chief Operating Officer

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

     Stockholders' Agreement dated as of October 27, 1997, between Winthrop Financial Associates and Insignia Financial Group, Inc, Incorporated herein by reference to Exhibit 10.2 to Form 8-K of Registrant filed November 10, 1997.

10.31Amended and Restated Employment Agreement, dated January 1, 1998, by and among Insignia Financial Group, Inc. and Andrew Lawrence Farkas.

10.32Amended and Restated Employment Agreement, dated January 1, 1998, by and among Insignia Financial Group, Inc. and Frank M. Garrison.

10.33Amended and Restated Employment Agreement, dated January 1, 1998, by and among Insignia Financial Group, Inc. and James A. Aston.

10.34Amended and Restated Employment Agreement, dated January 1, 1998, by and among Insignia Financial Group, Inc. and Ronald Uretta.

21.  List of Subsidiaries. (vii)

23. Consent of Independent Auditors to Annual Report on Form 10-K for the year ended December 31, 1996. (viii)

99. Form 11-K Re: Insignia Financial Group, Inc. 401(k) Retirement Savings Plan for year ended December 31, 1997.

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