Form 10-Q/A
period 1998-03-31
INSIGNIA FINANCIAL GROUP INC
filed 1998-07-08
CIK 870480

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                  FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the transition period from _______ to ________

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


                                      ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No   .
                                              ---    ---

As of March 31, 1998, there were outstanding 31,270,025 shares of Class A Common Stock.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     a)   Exhibits

          10. Amended and Restated Agreement and Plan of Merger By and Among Apartment Investment and Management Company and AIMCO Properties, L.P. and Insignia Financial Group, Inc. and Insignia/ESG Holdings, Inc., dated as of May 26, 1998.

          27. Financial Data Schedule for March 31, 1998.*

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

          3. Form 8-K dated February 25, 1998 and filed March 29, 1998 disclosing Registrants' announcement of the completed acquisition of 100% of the stock of RE Group Limited.

          4. Form 8-K/A dated February 25, 1998 and filed April 1, 1998 disclosing Registrants' sales of equity securities pursuant to Regulation S in connection with the RE acquisition.

-----------------------------
* Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


Date: July 8, 1998                 INSIGNIA FINANCIAL GROUP, INC.


                                   by:  /s/ Andrew L. Farkas
                                        ----------------------------------------
                                        Andrew L. Farkas
                                        Chairman and Chief Executive Officer



                                   by:  /s/ James A. Aston
                                        ----------------------------------------
                                        James A. Aston
                                        Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number                           Description
-------                          -----------
  10                  Amended and Restated Agreement and Plan of Merger By and
                      Among Apartment Investment and Management Company and
                      AIMCO Properties, L.P. and Insignia Financial Group, Inc.
                      and Insignia/ESG Holdings, Inc., dated as of May 26, 1998.

  27                  Financial Data Schedule for March 31, 1998.*

----------------
* Previously filed.