Form 10-Q
period 1998-06-30
INSIGNIA FINANCIAL GROUP INC
filed 1998-08-13
CIK 870480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the period ended June 30, 1998

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

As of June 30, 1998, there were outstanding 31,820,672 shares of Class A Common Stock.

                         INSIGNIA FINANCIAL GROUP, INC.


                                    FORM 10-Q


                      QUARTERLY PERIOD ENDED JUNE 30, 1998



                                      INDEX

                                                                   Page No.

PART I     FINANCIAL INFORMATION:

   Item 1. Financial Statements (Unaudited)

           Condensed Consolidated Statements of Income for the
           three and six months ended June, 30, 1998 and 1997        2

           Condensed Consolidated Balance Sheets as of
           June 30, 1998 and December 31, 1997                       3

           Condensed Consolidated Statements of Cash Flow
           for the three and six months ended June 30, 1998
           and 1997                                                  4

           Notes to Condensed Consolidated Financial Statements    5 - 10

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations          11 - 14


PART II    OTHER INFORMATION:

   Item 1. Legal Proceedings                                         15

   Item 6. Exhibits and Reports on Form 8-K                          15


SIGNATURES                                                           16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

a)   Income Statement

                 INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Thousands of Dollars, except share and per share data)
                                   (Unaudited)


                                       Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                         1998       1997       1998       1997
Revenues
   Fee based services                 $146,444    $83,854   $273,206   $149,276
   Interest                              1,536      1,007      2,878      1,741
   Other                                   960        108      1,543        281
   Apartment property revenues           1,856      1,646      3,627      3,229
                                       150,796     86,615    281,254    154,527

Costs and expenses
   Fee based services                  123,644     67,049    228,454    118,766
   Administrative                        4,283      1,958      8,179      4,240
   Apartment property                      846        784      1,736      1,516
   Interest                              5,420      1,565      9,492      3,198
   Apartment property interest             422        372        828        744
   Depreciation and amortization        10,011      8,218     20,021     15,304
   Apartment property depreciation         329        241        600        480
   Merger related expenses               2,901         --      4,937         --
                                       147,856     80,187    274,247    144,248
                                         2,940      6,428      7,007     10,279

Equity earnings - limited partnership
   interests                            10,431        569     13,624      3,636
Minority interests in consolidated
   subsidiaries                         (4,723)    (2,707)    (8,497)    (6,285)

Income before income taxes               8,648      4,290     12,134      7,630

   Provision for income taxes            3,891      1,716      5,460      3,052

Net income                             $ 4,757    $ 2,574    $ 6,674    $ 4,578

Per share amounts - basic:                $.15       $.09       $.21       $.16

Per share amounts - assuming dilution:    $.14       $.08       $.19       $.14

Weighted average common shares      34,808,146 31,640,668 34,253,189 31,797,433
   and assumed conversions







See Notes to Condensed Consolidated Financial Statements.

b) Balance Sheet


                 INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, except share data)

                                                          June 30,  December 31,
                                                            1998       1997
                                                        (Unaudited)    Note)

Assets
   Cash and cash equivalents                             $ 57,807   $  88,847
   Receivables                                            147,569     122,180
   Property and equipment                                  24,414      19,011
   Investments in real estate limited partnerships        282,599     215,735
   Apartment property                                      25,808      22,357
   Property management contracts                          134,344     147,256
   Costs in excess of net assets of acquired
     businesses                                           245,391     158,524
   Other assets                                            36,257      26,313
   Total assets                                          $954,189    $800,223

Liabilities and Stockholders' Equity
   Liabilities:
     Accounts payable                                     $16,205   $  13,705
     Commissions payable                                   54,467      51,285
     Accrued and sundry liabilities                       105,658     102,009
     Notes payable                                        267,384     170,404
     Non-recourse mortgage notes payable                   21,951      19,300
   Total liabilities                                      465,665     356,703

Company-obligated mandatorily redeemable convertible
   preferred securities of a subsidiary trust             144,210     144,065

Minority interests in consolidated subsidiaries            66,484      61,546

Stockholders' Equity:
   Common stock, class A, par value $.01 per share -
     authorized 100,000,000 shares, 31,987,072 issued
     and 31,820,672 outstanding (1998) and 30,159,161
     issued and outstanding (1997) shares                     318         302
   Additional paid-in capital                             234,819     201,597
   Retained earnings                                       42,693      36,010
Total stockholders' equity                                277,830     237,909

Total liabilities and stockholders' equity               $954,189    $800,223




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



See Notes to Condensed Consolidated Financial Statements.

c)   Statement of Cash Flow

                 INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Thousands of Dollars)
                                   (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                           1998           1997
Operating Activities
   Net income                                          $   6,674       $  4,578
   Adjustments to reconcile net income to net cash
   provided by operations:
     Depreciation and amortization                        20,021         15,304
     Apartment property depreciation                         600            480
     Equity in earnings of partnerships                  (13,624)        (3,636)
     Minority interests in consolidated subsidiaries       8,497          6,285
     Foreign currency translation                              9            --
     Changes in operating assets and liabilities:
       Receivables                                         2,768         (9,222)
       Other assets                                       (6,481)        (3,815)
       Accrued compensation                               (9,607)        (3,077)
       Accounts payable and accrued expenses             (12,270)         4,207
       Commissions payable                                   516          8,201
   Net cash (used in) provided by operating
     activities                                           (2,897)        19,305

Investing activities
   Additions to property and equipment, net               (6,273)        (2,507)
   Payments made for acquisition of management
     contracts and acquired businesses                   (50,846)        (8,312)
   Net increase in mortgage loans                         (2,296)            --
   Proceeds from Balcor dispositions                         196          4,069
   Purchase of real estate limited partnership
     interests                                           (54,512)       (22,831)
   Investment in apartment property, net of
     acquired cash                                        (3,804)            --
   Distributions from partnerships                         9,804         29,579
   Advances made under note agreements                   (12,145)       (12,265)
   Collections on notes receivable                         1,629          1,263
     Net cash used in investing activities              (118,247)       (11,004)

Financing activities
   Proceeds from issuance of common stock of
     subsidiary                                               --         31,710
   Payments on non-recourse mortgage notes
     payable                                                  (9)            --
   Payments on notes payable                              (1,642)       (11,543)
   Payment of distributions on trust based
     convertible preferred securities                     (5,012)        (5,001)
   Proceeds from exercise of stock options
     and warrants                                          7,140          1,769
   Proceeds from notes payable                            89,660             --
   Proceeds from refinancing of non-recourse
     mortgage notes payable                                2,660             --
   Distributions made to minority interests               (2,631)        (1,571)
   Debt and stock issuance costs                             (62)        (1,196)
     Net cash provided by financing activities            90,104         14,168
(Decrease) increase in cash and cash equivalents         (31,040)        22,469
Cash and cash equivalents at beginning of period          88,847         54,614
Cash and cash equivalents at end of period              $ 57,807        $77,083


See Notes to Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Insignia Financial Group, Inc. (the "Company" or "Insignia") is a Delaware corporation incorporated in July 1990. The Company is a fully integrated real estate services company with operations throughout the United States and the United Kingdom. Insignia provides property management, leasing, tenant representation, investment, asset management, partnership administration, investor services, consulting, brokerage, development and investment banking services to owners and users of real estate. In addition, Insignia has substantial ownership of real estate, primarily investments in partnerships, through its REIT subsidiary Insignia Properties Trust and co-investments with institutional partners.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

3. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirement.

                                         Three Months Ended    Six Months Ended
                                                June 30,            June 30,
                                           1998       1997      1998       1997
                                        (Thousands of Dollar, except share data)

     Basic
     Average common shares outstanding    31,579     29,105     31,100    29,036
     Assumed conversions                      --         --          -        --
     Total                                31,579     29,105     31,100    29,036

     Net income                          $ 4,757    $ 2,574    $ 6,674   $ 4,578
     Per share amounts - basic              $.15       $.09       $.21      $.16

     Diluted
     Average common shares outstanding    31,579     29,105     31,100    29,036
     Assumed conversions                   3,229      2,536      3,153     2,761
     Total                                34,808     31,641     34,253    31,797

     Net income                          $ 4,757    $ 2,574    $ 6,674   $ 4,578
     Per share amounts - diluted            $.14       $.08       $.19      $.14

4. In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, reported separately in shareholders' equity, to be included in other comprehensive income. The Company adopted Statement 130 as of January 1, 1998. The impact of this adoption on the Company's net income and shareholders' equity for all periods presented was immaterial.

5. In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application should be reported as the cumulative effect of a change in accounting principle and expensed in the first quarter in the year of adoption. At June 30, 1998, Insignia Properties Trust (IPT) had approximately $1.0 million capitalized as organizational costs that would be affected by the requirements of SOP 98-5.

6. The following is a summary of the Company's material contingencies as of June 30, 1998:

     1996 Tender Offer Litigation

     In May 1996, Walton Street Capital Acquisition II, LLC ("Walton Street"), together with certain Insignia affiliates, commenced tender offers for limited partner interests in ten real estate limited partnerships syndicated by The Balcor Company ("Balcor"). In May 1996, certain persons claiming to be holders of limited partner interests commenced a lawsuit entitled Chipain, Tom, v. Walton Street Capital Acquisition II, LLC, in the Circuit Court of Cook County, Illinois, County Department, Chancery
     Division,  on  behalf of  themselves,  on  behalf  of a  putative  class of plaintiffs, and, as amended, derivatively on behalf of the Balcor-syndicated partnerships, challenging the actions of the defendants (including the Company, an officer of the Company and certain affiliates, Walton Street and the general partners of the Balcor-syndicated partnerships) in connection with the tender offers and certain other matters.

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

     1998 Litigation

     On March 24, 1998, certain persons claiming to own limited partner interests in certain limited partnerships whose general partners (the "General Partners") are affiliates of Insignia (the "Partnerships") filed a purported class and derivative action in California Superior Court in the County of San Mateo against Insignia, the General Partners, Apartment Investment and Management Company ("AIMCO"), certain persons and entities who purportedly formerly controlled the General Partners, and additional entities affiliated with individuals who are officers, directors and/or principals of several of the defendants. The complaint contains allegations that, among other things, (i) the defendants breached their fiduciary duties to the plaintiffs by selling or agreeing to sell their "fiduciary positions" as stockholders, officers and directors of the General Partners for a profit and retaining said profit rather than distributing it to the plaintiffs; (ii) the defendants breached their fiduciary duties by mismanaging the Partnerships and misappropriating the assets of the Partnerships by (a) manipulating the operations of the Partnerships to depress the trading price of limited partnership units (the "Units") of the Partnerships; (b) coercing and fraudulently inducing unit holders to sell Units to certain of the defendants at depressed prices; and (c) using the voting control obtained by purchasing Units at depressed prices to entrench certain of the defendants' positions of control over the Partnerships; and
     (iii) the defendants  breached their fiduciary  duties to the plaintiffs by
     (a) selling assets of the Partnerships such as mailing lists of unitholders; and (b) causing the General Partners to enter into exclusive arrangements with their affiliates to sell goods and services to the partnerships, the unit holders and tenants of Partnership properties. The complaint also alleges that the foregoing allegations constitute violations of various California securities, corporate and partnership statutes, as well as conversion and common law fraud. The complaint seeks unspecified compensatory and punitive damages, an injunction blocking the sale of control of the General Partners to AIMCO and a court order directing the defendants to discharge their fiduciary duties to the plaintiffs. On June 25, 1998, Insignia, the General Partners and certain other defendants served a demurrer and a motion to strike the complaint. In lieu of responding to defendants' demurrer and motion, plaintiffs filed an amended complaint. Insignia believes the suit to be without merit and intends to defend the suit vigorously.

     On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners are affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (each named as a defendant) in which the plaintiffs allegedly own interests and which Insignia affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, IPT, Insignia Properties, L.P. and several Insignia affiliates alleged to be managing partners of the defendant limited partnerships. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. Insignia was only recently served with the complaint and has not yet responded to it. The Company believes the claims to be without merit and intends to defend the action vigorously.

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

7.   Acquisitions

     Richard Ellis Group Limited

     In February 1998, the shareholders of Richard Ellis Group Limited ("Richard Ellis") accepted the Company's offer to acquire 100% of the stock of Richard Ellis. Richard Ellis is a real estate services and investment firm located in the United Kingdom. The total purchase price was approximately $82.9 million, of which $14.7 million is contingent on the future performance of Richard Ellis. The transaction was completed on February 26, 1998. The Company funded the acquisition by borrowing approximately $35 million from its revolving credit facility, issuing 617,371 shares of Class A Common Stock, and assuming existing stock options which will enable Richard Ellis employees to purchase 853,741 shares of the Company's Class A Common Stock. The acquisition was accounted for as a purchase.

     Hotel Partners

     On May 11, 1998, the Company announced that it had acquired Hotel Partners ("Hotel Partners"), an international brokerage firm focused exclusively on the hospitality segment of the real estate industry. The total purchase price is estimated at approximately $14.2 million with $7.0 million paid in cash at closing and potential additional consideration contingent upon the performance of such unit over a five-year period. Hotel Partners operates as an integral part of the Capital Advisors Group of Insignia/ESG, Inc. ("Insignia/ESG"), which focuses on investment sales and debt placement internationally. During 1997, Hotel Partners was responsible for the sale of 115 hotel, motel and resort properties ranging in price from $550,000 to $150 million. Hotel Partners, based in Chicago, also has offices in New York, London, Frankfurt, Tokyo, Singapore, Hong Kong, Los Angeles, Dallas, Miami, Atlanta, Honolulu and Boston. The acquisition was accounted for as a purchase.

     Jackson Cross Company

     On June 15, 1998, the Company completed the acquisition of Jackson Cross Company ("Jackson Cross"), a prominent commercial real estate service firm with operations primarily in the greater Philadelphia area. The total purchase consideration paid by the Company for Jackson Cross was approximately $9.1 million, consisting of $8.6 million paid in cash and $500,000 in guaranteed deferred payments. Additional payments of up to $5.4 million is contingent on the future performance of Jackson Cross. The acquisition was accounted for as a purchase.

8.   Merger and Spin-off

     On March 17, 1998, the Company entered into an Agreement and Plan of Merger (as subsequently amended and restated, the "Merger Agreement") with AIMCO, a Maryland corporation, and AIMCO Properties, L.P., a Delaware limited partnership, pursuant to which the Company will merge with and into AIMCO, with AIMCO as the survivor (the "Merger"). Consummation of the Merger is subject to certain conditions, including the approval of the stockholders of the Company (but not the approval of the stockholders of AIMCO).

     Assuming the stockholders of AIMCO approve the Merger, shares of the Company's Class A Common Stock will be converted into the right to receive a number of shares of Class E Cumulative Convertible Preferred Stock, par value $.01 per share, of AIMCO (the "Class E Preferred") equal to approximately $303 million divided by the AIMCO Index Price (as defined in the Merger Agreement). In addition to receiving the same dividends as holders of AIMCO Common Stock, holders of Class E Preferred are entitled to receive a preferred dividend of approximately $50 million in the aggregate to be paid on or before January 15, 1999 and when paid, the Series E Preferred will automatically convert into AIMCO Common Stock on a one-for-one basis, subject to certain antidilution adjustments. The actual number of shares of Class E Preferred issued in the Merger will be determined by a formula based on the AIMCO Index Price, subject to a fixed maximum AIMCO Index Price of $38. If the AIMCO Index Price during that period is less than $36.50, AIMCO may elect to pay up to $15 million of the purchase price in cash.

     In addition, AIMCO and its subsidiaries will assume approximately $308 million in outstanding indebtedness and other liabilities of the Company and its subsidiaries and $149.5 million (liquidation value) of the 6.5% Trust Convertible Preferred Securities issued by Insignia Financing I, a subsidiary of the Company.

     If the stockholders of AIMCO do not approve the Merger, the Merger may nonetheless be consummated. However, instead of receiving only Class E Preferred, holders of the Company's Class A Common Stock would receive a number of shares of Class E Preferred approximately equal to $203 million divided by the AIMCO Index Price and a number of shares of Class F Cumulative Convertible Preferred Stock, par value $.01 per share, of AIMCO (the "Class F Preferred") approximately equal to $100 million divided by the AIMCO Index Price. In either case, holders of Class E Preferred would be entitled to receive the $50 million preferred dividend and AIMCO and its subsidiaries would assume the $308 million of indebtedness and other liabilities of the Company and the $149.5 million of Trust Convertible Preferred Securities issued by Insignia Financing I. Holders of Class F Preferred are entitled to receive the greater of (i) the same dividends as holders of AIMCO common stock received and (ii) preferred distributions of 10% of the liquidation value of the Class F Preferred, with the preferred return rate escalating 1% each year until a 15% annual return is achieved. Upon the approval by the stockholders of AIMCO, the Series F Preferred will convert into AIMCO Common Stock on a one-for-one basis, subject to certain antidilution adjustments.

     The Merger Agreement also provides that following the Merger, AIMCO is required to offer to purchase (by merger) the outstanding shares of beneficial interest of IPT, a majority owned subsidiary of the Company, not owned by the Company or its subsidiaries at a price of at least $13.25 per IPT share payable in cash. IPT is a 75% owned subsidiary of the Company; the 25% interest of IPT not owned by the Company is valued at an aggregate of approximately $100 million, assuming a value of $13.25 per share.

     As a condition to execution of the Merger Agreement, certain of the Company's executive officers executed voting agreements and irrevocable proxies in favor of AIMCO, pursuant to which each of the foregoing individuals agreed to vote the shares of the Company's Class A Common Stock owned of record by him in favor of the Merger and the Merger Agreement and against any competing transaction. In addition, each of Metropolitan Acquisition Partners IV, L.P. and Metropolitan Acquisition Partners V, L.P. (collectively, the "MAPs") also executed voting agreements and irrevocable proxies, pursuant to which each has agreed to vote certain shares of the Company's Class A Common Stock to which the Company's Chairman, Chief
     Executive Officer and President would be entitled in a distribution of shares of the Company's Class A Common Stock made by the MAPs in favor of the Merger and the Merger Agreement and against any competing transaction.

     Prior to the Merger, the Company will spin off its commercial businesses through a pro rata distribution (the "Distribution") to it stockholders of all of the outstanding Common Stock, par value $.01 per share ("Holdings Common Stock"), of Insignia/ESG Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("Holdings"). Holdings will consist of Insignia/ESG, the Company's commercial real estate services unit, throughout the U.S., and will include Richard Ellis in the United Kingdom and Insignia/CAGISA in Italy; Insignia Residential Group, a New York based cooperative and condominium management company; Realty One, a full service residential real estate brokerage firm headquartered in Cleveland, Ohio; and other select holdings (collectively, the "Holdings Businesses").

     Most of Insignia's existing liabilities, other than those directly relating to the Holdings Businesses, will remain with Insignia after the Distribution (subject to certain guarantees and pledges of Holdings and its subsidiaries pending the completion of the Merger or refinancing thereof by Insignia). Assuming the Merger is consummated, those liabilities will be assumed by AIMCO and Holdings will be released from all guarantees, liens and pledges in favor of Insignia's revolving credit facility.

     Subject to receipt of Insignia stockholder approval and the satisfaction of certain other conditions, Insignia will effect the Distribution by distributing to each record holder of Insignia Common Stock as of September 15, 1998 (the "Distribution Record Date") certificates representing that number of whole shares of Holdings Common Stock equal to two-thirds of the number of shares of Insignia Common Stock held by such holder. It is currently anticipated that the Distribution will be effected as soon as practicable after approval thereof at the Insignia Meeting. In the event that Insignia stockholders approve the Distribution but not the Merger Agreement, the Distribution will nonetheless be consummated if the Insignia Board determines that the conditions to the Distribution have been satisfied, The Holdings Common Stock has been approved for listing on the NYSE, subject to official notice of issuance and approval of the Distribution by Insignia stockholders, under the symbol "IEG." Consummation of the Distribution is not conditioned upon approval or consummation of the Merger.

     In connection with the Merger, Holdings will assume certain existing options and warrants to purchase shares of Insignia Common Stock. It is estimated that following the Distribution, such options and warrants will represent the right to purchase approximately 3.86 million shares of Holdings Common Stock. The precise number of shares underlying certain of such options and warrants and the exercise prices thereof will depend in part upon the fair market value of Holdings Common Stock following the Distribution, and thus is indeterminable at this time. Such options and warrants are in addition to the approximately 1,100,000 options to purchase Holding Common Stock to be granted under the Holdings 1998 Stock Incentive Plan upon consummation of the Distribution.


  9.  Trust Based Convertible Preferred Securities

     In connection with the Distribution, Insignia anticipates distributing to record holders of the Convertible Preferred Securities ("Preferred Shares") on the Distribution Record Date warrants to purchase approximately
     1,196,000 shares of Holdings Common Stock (four warrants for each $500 liquidation amount of Convertible Preferred Securities held by them). Each warrant will represent the right to purchase one share of Holdings Common Stock and will have an exercise price of 120% of the market price of Holdings Common Stock following the Distribution. The term of each warrant will be five years, and no warrant will be exercisable before two years after it is granted. Immediately prior to the warrant distribution, Insignia will purchase the warrants from Holdings for approximately $8.5 million, which represents the estimated aggregate fair market value of the warrants. The value was determined using the Black-Scholes method, based on the following assumptions: (i) no dividends are paid on Holdings Common Stock, (ii) an exercise price equal to 120% of the market price, (iii) a five-year term, and (iv) 30% volatility of the Holdings Common Stock.

     The Insignia Board will formally declare and authorize Insignia to effect the warrant distribution if the Distribution has occurred and the Insignia Board determines, among other things, that (i) the conditions to the Merger have been satisfied and (ii) the closing of the Merger is imminent.

     Under the terms of the Merger Agreement with AIMCO, the Preferred Shares would become an obligation of AIMCO and would become convertible into AIMCO securities, as Insignia Financing I would become a subsidiary of AIMCO. Pursuant to the trust indenture governing the Preferred Shares, prescribed adjustments to the conversion price would occur both as a result of the Distribution and as a result of the Merger.

10.  Other Matters

     On July 18, 1997, IPT, Insignia and Angeles Mortgage Investment Trust, an unincorporated California business trust ("AMIT"), entered into a definitive merger agreement pursuant to which AMIT is to be merged with and into IPT, with IPT being the surviving entity, in a stock for stock transaction (the "AMIT Merger"). AMIT is a public company whose Class A Common Shares trade on the American Stock Exchange under the symbol ANM. Insignia and its affiliates currently own 96,800 (or approximately 3.7%) of the 2,617,000 outstanding Class A shares of AMIT and all of the 1,675,113 outstanding Class B shares of AMIT. If the AMIT Merger is consummated, IPT will become a publicly traded company shares (IPT's shares have been approved for listing on the American Stock Exchange under the symbol "FFO", subject to consummation of the AMIT Merger) and it is anticipated that Insignia and its affiliates will own approximately 57% of post-merger IPT. The former AMIT shareholders (other than Insignia and its affiliates) will own approximately 16% of post-merger IPT, and the current unaffiliated shareholders of IPT will own the remaining 27% of post-merger IPT. The AMIT Merger is expected to be completed in the third quarter of 1998. However, consummation of the AMIT Merger is subject to several conditions, including approval of the AMIT Merger Agreement and the AMIT Merger by the shareholders of AMIT. Accordingly, there can be no assurance as to when the AMIT Merger will occur, or that it will occur at all.

11. During the six months ended June 30, 1998, the Company had the following changes in the equity accounts:

     a) Exercise of 939,140 stock options and 105,000 warrants representing 1,044,140 shares of Class A Common Stock at exercise prices ranging from $0.01 to $17.69 per share.

     b)   Net income of $6,674,000 for the six months ended June 30, 1998.

     c) Accrued compensation of $1,232,000 relating to restricted stock awards.

     d) Issuance of 617,371 shares at $21.12 and the assumption of 853,741 options with regard to the Richard Ellis acquisition.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Total assets increased by $154 million from December 31, 1997 to $954 million at June 30, 1998. The major source of increase was acquisitions, including Richard Ellis, Hotel Partners and Jackson Cross, which added $87 million to cost in excess of net assets of acquired businesses. Investments in limited partnerships also increased by $67 million. This increase represents purchases by IPT of $24 million as well as additional co-investments, undistributed equity earnings and acquisitions of property for development.

     Liabilities increased by $109 million to finance the growth in assets, with substantially all of the increase arising from increases in Notes Payable from draws under Insignia's revolving credit facility to finance acquisitions. The remainder of the asset growth was financed with equity growth, including equity issued in the Richard Ellis acquisition, exercise of stock options and retained earnings.

Results of Operations

     The Company posted increases in revenues, net income and diluted income per share of 74%, 85% and 75%, respectively for the second quarter of 1998. The increases for the first half were 82%, 46% and 36%, respectively. These high growth percentages are attributable to acquisitions, the largest of which were Richard Ellis in February 1998 and Realty One in October 1997, favorable real estate markets in the United States and United Kingdom, and a gain on sale of property by IPT in June 1998. Net income and diluted earnings per share were negatively impacted by merger related expenses pertaining to the previously announced spinoff of certain businesses and merger of the remainder of the Company with AIMCO.

     Insignia uses Net EBITDA as a primary indicator of its financial performance. Net EBITDA represents earnings before interest, taxes, depreciation and amortization from Insignia's service businesses ("EBITDA") plus funds from operations from Insignia's real estate ownership businesses ("FFO") minus financing costs, which consists of interest expense on debt and distributions on preferred trust based securities. FFO excludes gains on property sales and FFO attributable to minority interests, and Net EBITDA and EBITDA for 1998 exclude the deduction for merger related expenses.

     Net EBITDA, before merger related expenses, increased by 39% to $22 million for the second quarter and by 40% to $42.4 million for the first half. Increases were produced by both Insignia's real estate service and real estate ownership operations, while interest expense increased reflecting the cost of acquisition capital. A discussion of the components of the increase in Net EBITDA follows.

EBITDA from Service Businesses

     Insignia's services businesses produced increases in EBITDA, before merger related expenses, of 29% to $20.6 million for the second quarter and 42% to $40.3 million for the first half. The increases in EBITDA resulted from increases in revenues of 74% for the second quarter and 82% for the first half. The September 1997 acquisition of Realty One and the February 1998 acquisition of Richard Ellis, together with selective acquisitions of domestic commercial real estate services firms and favorable real estate markets, contributed to the increase in service EBITDA.

     Revenue growth of 74% for the second quarter included 61% growth in commercial service revenues and 92% in residential service revenues. The commercial growth was derived both from acquisitions and growth in revenues from existing offices, while the residential growth is substantially related to the acquisition of Realty One. Realty One's business is traditionally seasonal, although the seasonality appears to have been tempered somewhat in 1998 by the mild winter in Northern Ohio together with nationwide strength in the home sales sector. Home sale unit volume for the first half of 1998 is 11% above the same period in 1997. Realty One, together with Insignia's cooperative and condominium management business in the New York area and its operations in Italy, will be included with the commercial real estate service businesses expected to spun off to Insignia's shareholders.


Real Estate Ownership

     Insignia's FFO from real estate ownership increased 130% for the second quarter to $9.3 million and 64% to $16.6 million for the first half. These increases were derived from income growth from existing properties as well as continued acquisitions.

     FFO attributable to Insignia's majority interest in Insignia Properties Trust increased 91% to $7.0 million for the second quarter and 42% to $12.6 million for the first half. A substantial portion of the growth is attributable to the investment by IPT of substantially all of the proceeds of a $60 million private offering of its stock since the third quarter of 1997. However, results from properties owned during both periods experienced strong growth. Comparable property revenues grew by 4.8% and 4.5% for the second quarter and first half of 1998 over 1997. The growth is primarily attributable to the average increase in rental rates year to year, increases in the average occupancy, and the renovation and re-leasing of The Sterling in Philadelphia. Expenses declined in 1998 primarily as a result of the above normal level of maintenance expenses reported in 1997 as management implemented plans to improve the overall appearance of the properties coincident with the formation of IPT. These comparable property factors accounted for FFO growth of 57% for the second quarter and 31% for the first half.

     Co-investment properties produced FFO of $1.1 million for the second quarter and $1.9 million for the first half of 1998 compared to $.4 million and $1.3 million for the comparable periods in 1997. This program was commenced by the Company in late 1996 and continues to add to Insignia's real estate ownership positions. Partnership interests acquired in the Winthrop transaction in the fourth quarter of 1997 provided FFO of $1.2 million for the second quarter and $2.1 million for the first half of 1998.

Financing Costs

     Interest expense, including dividends on trust based preferred securities, increased 91% to $7.9 million for the second quarter and 77% to $14.5 million for the first half. These increases are directly attributable to amounts drawn on Insignia's revolving credit facility to finance acquisitions, including approximately $140 million paid in cash in connection with the Richard Ellis, Realty One and Winthrop acquisitions. In addition, a portion of the increase in interest expense relates to existing debt of Richard Ellis and Realty One at the acquisition dates, which debt remains outstanding.

Other Expenses Impacting Net Income

     The discussion of Net EBITDA above excludes merger related expenses, depreciation, amortization, gain on sale of property and income taxes. Depreciation and amortization other than real estate depreciation increased 22% to $10.0 million for the second quarter and 31% to $20.0 million for the first half. Most of the increase relates to cost in excess of net assets of acquired businesses, notably Richard Ellis and Realty One. Depreciation of real estate is, except for two properties held by consolidated partnerships, reflected within equity earnings - limited partnership interests. The difference between real estate FFO and equity earnings consists of depreciation and gain on sale of property. During the second quarter of 1998, Insignia realized a gain of approximately $4.3 million from the sale of a property by an IPT controlled partnership. There were no significant property gains during the comparable periods.

     Minority interests reflected in the statements of income include approximately $2.5 million per quarter in both 1997 and 1998 representing dividends on trust based preferred securities. The remainder of the minority interests is substantially the minority interest in IPT. The significant increase in minority interests is therefore attributable to the IPT FFO gains and property sale cited above.

     Merger related expenses are reflected only during 1998 and consist of professional fees and severance arrangements directly attributable to the proposed spinoff and merger transactions. There are substantial further merger related expenses, most of which are contingent upon the closing of the transactions. They include transaction bonuses, retirement of certain outstanding employee stock options, a proposed warrant distribution to holders of trust based preferred securities, professional fees and some additional severance arrangements. These anticipated costs are more fully described in the joint proxy statement/prospectus that has been mailed to shareholders.

     Income taxes increased both as a result of higher income and effective tax rates. The effective tax rate has increased to 45% for 1998 primarily as a result of the non-deductibility of certain merger related expenses and higher effective tax rates pertaining to some of the Company's foreign source earnings.

Earnings Per Share

     Earnings per share increases were less than the Net EBITDA and net income percentage increases because of increased common shares and dilutive assumed conversions in 1998. The increase in shares is attributable primarily to shares issued and options assumed in the Richard Ellis and Realty One transactions. Exercise of employee stock options and warrants and the higher average price of the Company's common stock in 1998 also contributed to the increase in average shares.

Liquidity and Capital Resources

     The Company's liquidity and capital resources consist of its cash on hand, cash provided by operations and amounts available under its revolving credit facilities. Net EBITDA less income taxes is used by the Company to measure the working capital provided from operations. Operations by this measure produced $36.9 million for the first half of 1998, before merger related expenses. The Company believes that its cash from operating activities is more than adequate to meet its working capital and capital replacement needs. However, it is important to note that periods of revenue growth in the leasing sector of commercial property services result in some portion of working capital from operations being used to carry greater receivables. In addition, cash from operations is negatively impacted during the first quarters of each year as a result of annual incentive payments and the seasonality of Realty One.

     Capital expenditure requirements are not normally extensive, consisting of periodic computer, furniture and fixture replacements. Most capital expenditures are typically incurred in connection with acquisitions or other personnel additions. The Company, however, will expend significantly more than normal in 1998 and into 1999. Capital expenditures in the first half of 1998 of $6.3 million consist primarily of costs incurred to purchase and implement a new generation of computer systems for the apartment and partnership management business. In addition to that major program, Holdings has plans to implement a similar new generation of computer systems for the cooperative and condominium management business, a relocation of that business within the Midtown area of Manhattan, office relocations and expansions in Chicago and Atlanta, and new generations of computer systems for the international commercial property services businesses, both for the United States and the United Kingdom. Realty One also expects to commence a program to substantially upgrade its broker productivity and target marketing systems. The aggregate cost of these planned upgrades is approximately $16 million.

     The Company must supplement the remaining cash from operations after capital expenditures to finance acquisitions of businesses and real estate. Insignia Properties Trust has separate capital resources for this purpose, which currently consist of an unused $50 million line of credit. IPT expects this credit facility to be sufficient for its acquisition requirements for the remainder of 1998.

     Insignia has increased is revolving credit facility to $300 million, of which $68 million was available at June 30, 1998. The Company believes this facility, together with its cash on hand, is more than adequate for the period through the proposed spinoff and merger transactions, including the payment of merger related expenses. It is expected that Holdings will obtain its separate credit facilities to finance acquisitions and co-investments following the spinoff. While Holdings has commenced seeking a credit facility of $150 million, it is very early in the process and no assurance can be given that Holdings can obtain an acceptable credit facility in that amount or any amount.

Year 2000

     Insignia has completed an assessment on the impact of the year 2000 issue and has determined that it will have to modify or replace portions of its software so that computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be completed no later than early 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with current ongoing changes in its computer platform, expected to be complete later in 1998, coupled with current modifications to existing software and software conversions, the year 2000 issue will not pose significant operational problems for its computer systems. The Company is currently assessing the extent to which its operations are vulnerable should third party vendors and other organizations, with which the Company conducts business, fail to remediate properly their computer systems. In the event that such necessary modifications and conversions are not made, or are not completed in a timely fashion, the year 2000 issue could potentially have a material impact on the operations of the Company. The Company anticipates that year 2000 compliance will cost approximately $1.9 million, of which $1.2 million has been spent to date.

Other

     Certain information contained in this quarterly report, and documents incorporated by reference herein, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such information includes, without limitation, statements regarding the results of litigation, the results of the spin off and merger, the effects of year 2000 issues, the Company's future financial performance and estimated capital expenditures. Actual results will be effected by a variety of risks and factors, including, without limitation, national and local economic conditions, real estate risks and financing risks. Such forward-looking statements speak only as of the date of this quarterly report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     See Note 6 in Notes to Condensed Consolidated Financial Statements, Part I,
Item 1, of Form 10-Q for June 30, 1998 for the details on outstanding issues. Also, see Registrants' Annual Report on Form 10-K for the year ended December 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         27.  Financial Data Schedule for June 30, 1998.

     b)  Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarter ended June 30, 1998:

          1. Form 8-K/A dated February 25, 1998 and filed April 1, 1998 disclosing Registrants' sales of equity securities pursuant to Regulation S in connection with the Richard Ellis acquisition.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                     INSIGNIA FINANCIAL GROUP, INC.



                     by:    /s/Andrew L. Farkas
                     ----------------------------------------------------------
                            Andrew L. Farkas
                            Chairman and Chief Executive Officer




                     by:    /s/James A. Aston
                     ----------------------------------------------------------
                            James A. Aston
                            Chief Financial Officer